Form 10-Q
period 2012-04-30
XTRALINK Corp
filed 2012-05-30
CIK 1531434

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54508

XTRALINK CORP

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,510,000 shares of common stock, par value $.0001 per share, outstanding as of May 29, 2012.

XTRALINK CORP

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XTRALINK CORP

FINANCIAL STATEMENTS

APRIL 30, 2012

XTRALINK CORP

BALANCE SHEETS

	April 30, 2012	July 31, 2011
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$ 10,580	$ -

TOTAL ASSETS	$ 10,580	$ -

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 4,000	$ -
Due to shareholder	80
Total current liabilities	4,080	-

SHAREHOLDERS' EQUITY

Common shares, $0.0001 par value, 200,000,000 shares authorized, 35,510,000 Issued, 25,010,000 outstanding	3,551	2,501
Capital in excess of par value	9,450
Accumulated deficit	(6,501)	(2,501)
Total shareholders' equity	6,500	-

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 10,580	$ -

The accompanying notes are an integral part of these financial statements.

-F1-

XTRALINK CORP

STATEMENTS OF OPERATIONS

(unaudited)

	Nine month Periods Ended		Three Month Periods Ended
	April 30,		April 30,
	2012	2011	2012	2011

Revenues	$ -	$ -	$ -	$ -

General and Administrative Expenses:
Professional fees	4,000	-	4,000	-
Total expenses	4,000	-	4,000	-
Net loss	$ (4,000)	$ -	$ (4,000)	$ -

Net loss per common share -
basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common
shares outstanding	27,424,233	-	32,360,000	-

The accompanying notes are an integral part of these financial statements.

-F2-

XTRALINK CORP

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED APRIL 30, 2012 and 2011

(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (4,000)	$ -
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts payable	4,000	-

Net cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	80
Proceeds from issuance of common shares	10,500

Net cash provided by financing activities	10,580	-

Net change in cash balance	10,580	-

Cash, at beginning of period	-	-

Cash, at end of period	$ 10,580	$ -

The accompanying notes are an integral part of these financial statements.

-F3-

XTRALINK CORP

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

(unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of XTRALINK CORP.as of April 30, 2012 and for the three  and nine month periods ended April 30, 2012 and 2011 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the nine month period ended April 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2012.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses since inception, has a working capital deficiency and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans to overcome these difficulties include, but are not limited to, the continuing effort to raise capital, primarily through shareholder loans and equity financing.

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

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our shareholders, management or other investors. As of the date of the period covered by this report, the Company has $10,580 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 went effective, our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective shareholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of April 30, 2012, the Company had assets comprised solely of cash.  The Company’s current liabilities as of April 30, 2012 totalled $4,000, comprised of unpaid audit fees and $ 80 payable to a shareholder.

On February 27, 2012, the Company entered into share subscription agreements with 30 shareholders for the sale of 10,500,000 common shares at $ 0.001 per share for total proceeds of $ 10,500.  Each of the 30 shareholders holds less than 5% of the outstanding shares.

The Company will require approximately $ 16,000 to fund its working capital needs as follows:

Filing fees	5,000
Audit and accounting	10,000
Miscellaneous	1,000

Total	$ 16,000

We estimate that our audit, accounting and filing costs to be $ 15,000 for the next 12 months; however, this amount may vary.

We can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

We expect to obtain financing through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We have only nominal assets and have generated no revenues since inception. We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Results of Operations

We have not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated from July 29, 2010 (date of inception), through April 30, 2012.  It is unlikely we will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder our ability to continue as a going concern.  Our plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended April 30, 2012, we had a net loss of $4,000, comprised of audit fees incurred in relation to the July 31, 2011 audited financial statements.

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

As of April 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2012, the Company entered into share subscription agreements with 30 shareholders for the sale of 10,500,000 common shares at $ 0.001 per share for total proceeds of $ 10,500.  Each of the 30 shareholders holds less than 5% of the outstanding shares.

The offer and sale of the shares were exempt from registration pursuant to Regulation S under the Securities Act as such sales were made in offshore transactions to non-U.S. persons.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on September 30, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTRALINK CORP.

Dated: May 29, 2012	By:	/s/ Maurice Sale
Maurice Sale
President and Director Principal Executive Officer Principal Financial Officer