Form 10-K
period 2012-07-31
XTRALINK Corp
filed 2012-11-09
CIK 1531434

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2012
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________

Commission file number: 000-54485

XTRALINK CORP. (a development stage company)
(Name of small business issuer in its charter)
Nevada	27-3187919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7582 Las Vegas Boulevard, Suite 325, Las Vegas, Nevada	89123
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-637-6144

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes          ☒ No

State the aggregate market value  of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter.

The aggregate market value held by non-affiliates cannot be determined as the issuer’s common equity is currently not publicly traded.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 35,510,000 shares of common stock outstanding as of November 9, 2012.

Contents

PART I                                                                                                                                                                                                                                          4

ITEM 1................... DESCRIPTION OF BUSINESS                                                                                                                                                                 5

ITEM 1A. .............. RISK FACTORS                                                                                                                                                                                          8

ITEM 1B. ............ . UNRESOLVED STAFF COMMENTS                                                                                                                                                     12

ITEM 2.................. PROPERTIES                                                                                                                                                                                                12

ITEM 3................... LEGAL PROCEEDINGS                                                                                                                                                                             12

ITEM 4................... SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                                             12

PART II                                                                                                                                                                                                                                         12

ITEM 5................... MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                                      12

Item 6. ...................   SELECTED CONSOLIDATED FINANCIAL DATA                                                                                                                            13

ITEM 7................... MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       14

Item 7A.................. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                                        17

ITEM 8................... FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                                                                         18

ITEM 9................... CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS   30

ITEM 9A(T).......... CONTROLS AND PROCEDURES                                                                                                                                                              30

ITEM 9B................ OTHER INFORMATION                                                                                                                                                                             31

PART III                                                                                                                                                                                                                                          31

ITEM 10................ DIRECTORS AND EXECUTIVE OFFICERS                                                                                                                                              31

ITEM 11................ EXECUTIVE COMPENSATION                                                                                                                                                                  33

ITEM 12................ SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                                               34

ITEM 13................ CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                                                        35

ITEM 14................ PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                                                                               36

ITEM 15................ EXHIBITS                                                                                                                                                                                                        37

SIGNATURES                                                                                                                                                                                                                                38

PART I

Note regarding forward-looking statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•         general economic and business conditions, both nationally and in our markets,

•         our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

•         our ability to implement our growth strategy,

•         anticipated trends in our business,

•         advances in technologies, and

•         other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

As used in this current report, the terms “we”, “us”, “our” and the “company” refer to Xtralink Corp. (a development stage company.)

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10K. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.                DESCRIPTION OF BUSINESS

History

 We were incorporated in the State of Nevada on July 29, 2010. Since inception, we have been engaged in organizational efforts and obtaining initial financing.  We were initially formed as a vehicle to pursue a business combination.

We have not been involved in any bankruptcy, receivership or similar proceeding.

On June 10, 2012, we entered into a Licensing Agreement (the “Agreement”) with Oxford International Inc. (“Oxford”), to license proprietary technology relating to converting municipal water to oxygen enriched pH balanced water (the “Water Conversion Technology”).  We obtained exclusive licensing rights in the country of Singapore for a period of 20 years.  We will have exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology.   The license fee is $ 40,000 payable on or before June 30, 2012.  Oxford subsequently granted us an extension until August 31, 2012.  Full payment of the license fee was made on August 15, 2012.  We are subject to a royalty of 2% on licensee fees received from appointed sub-licensees as well as 2% on gross sales generated from operations.  We are obligated to establish water bottling operations by December 31, 2013.  In the event that we have not established operations by this date, Oxford has a right to void the Agreement.

Current Business

Our business objective is to license the Water Conversion Technology through qualified interests and establish bottled water operations through a joint venture.

On June 13, 2012, we entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut will be subject to a sub-license fee of $ 60,000 payable in monthly installments of $ 4,000 per month commencing June 1, 2012 ending, October 1, 2013.  The commencement date was subsequently amended to August 15, 2012, ending December 15, 2013.  As per our Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut will also be required to establish bottled water operations by December 31, 2013 and in the event that this is not achieved, our agreement with Lumut will be void.  License fees paid are not refundable.

We have a right to participate in joint venture operations with Lumut for a $ 150,000 investment for 40% ownership of the joint venture.  We intend on entering into a joint venture agreement with Lumut to establish bottled water operations and are currently negotiating terms.  There can be no assurance that a joint venture agreement will materialize.

Principal Products, Services and Their Markets

The Water Conversion Technology is based on a method of 7 steps consisting of:

(1) removal of dirt, sludge and other un-dissolved solids to less than one micron particle size,

(2) ozone is injected into the water to kill the bacteria and viruses and to coagulate the solids,

(3) water then goes through a carbon filtration system, whereby all the pesticides, herbicides, chlorine and other organic chemicals ( carcinogenic) are removed,

(4) water is subjected to UV lighting, enabling all pollutants to be destroyed,

(5) water then passes through a reverse osmosis system, enabling all chlorine and sodium and over 98% of all total dissolved solids (TDS) to be removed.

(6) water is processed through the Water Conversion Technology, where the water is pH balanced to a 8.3 state, without the addition of any substances,

(7) water is processed through the Water Conversion Technology, and oxygen molecules are bonded with the water molecules, making the water oxygen enriched for long periods of time.

The final product produced will water that is in a pH balanced state ( 8.3 pH ), oxygen enriched, bacteria free, fluoride free, chlorine free, and sodium free with less than 2 parts per million (ppm) of total dissolved solids.

The water will be piped into sterilized non-leaching plastic and capped with sterile caps.

Markets

It is our intention to establish joint venture operations with Lumut and market bottled water to residential and commercial customers throughout Singapore. We are negotiating terms of the joint venture agreement with Lumut.  There can be no assurance that an agreement will materialize. In the event a joint venture is established with Lumut, our marketing efforts will initially be sub-contracted to third parties.

Distribution Methods and Installation

Our distribution methods are currently not in place as we have not established joint venture operations.

New Products

We are not developing nor do we intend to distribute any other products in the foreseeable future.

Competition

There are various competitors in the enriched oxygenated water market in Singapore.  Competitors may have significantly greater financial, marketing and other resources than we have.  Competitors have and may adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins and loss of market share.

Availability of Raw Materials

Upon establishing joint venture operations with Lumut, our source of water will from municipal supply.  We have not entered into any definitive agreements local authorities for such supply.

Patents, Trademarks and Labor Contracts

Patents

We do not directly hold any patents for the Water Conversion Technology.

Trademarks

We do not have any trademarks on our trade name or logo.

Labor Contracts

We do not have any labor contracts. Once we establish bottled water operations, we will require additional employees and also sales staff for marketing.

Government Regulation

The water processed under the Water Conversion Technology exceeds standards as set out by various health organizations in Singapore.

The following is an excerpt from the World Health Organization and International Water Association regarding piped water safety and standards.

http://www.wsportal.org/templates/ld_templates/layout_1367.aspx?ObjectId=30320&lang=eng

Singapore is an island city-state located southern of Malaysia, with total land area of 700 sq km and population of 5 million. Singapore is listed as one of the water scarce countries in the world with some two-third of the island utilized as water catchments. Over the last 4 decades, through strategic planning and investment in research and technology, PUB has built a robust and diversified supply of water known as the ‘Four National Taps’. Water supplies comprise (I) local catchment-reservoir system, (II) imported water from west Malaysia, (III) highly purified reclaimed water known as NEWater and (IV) desalinated water.

In Singapore, the Ministry of the Environment and Water Resources (MEWR) is in charge of ensuring clean and green living environment. The ministry mission is to deliver and sustain a clean and healthy environment and water resources for all in Singapore.

Under MEWR, there are two statutory boards, the National Environment Agency (NEA) & PUB. PUB, the national water agency of Singapore manages the nation’s water supply, water catchment and used water. PUB is also the major supplier of piped drinking water in Singapore. NEA focuses on the implementation of environmental policies to sustain a clean and healthy environment.

The NEA’s Drinking Water Unit (DWU) administers the Environmental Public Health (Quality of Piped Drinking Water) Regulations, 2008 to regulate the quality of piped drinking water supplied by water suppliers in Singapore.  Under this regulation, all the drinking water suppliers in Singapore, including PUB, are required to comply with the stipulated water quality standards as listed in the Schedule of the EPH Regulations. The regulation also requires water suppliers to conduct sampling and testing of piped drinking water that they supply and implement water safety plans to minimize the likelihood of any piped drinking water fail to comply with the water quality standards.

Research and Development

We have incurred $Nil on research and development as of to date.

Compliance with Environmental Laws

To our knowledge, we are not subject to any environmental laws which are cause of concern among management.

We intend on using sustainable packaging in all areas of our operations. There are no regulations currently in place that require such practices.

Employees

As of to date, we had no full-time employees and no part-time employees.  We have engaged a consultant who provides various services to our company.

Principal Business Office & Administrative Branch Office

Our administrative office for North American investor relations and U.S. regulatory reporting is located at 7582 Las Vegas Boulevard, Suite 325, Las Vegas, Nevada. Telephone: 1-702-637-6144, Facsimile: 1-702-534-4963.

ITEM 1A.             RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition, or operating results.

All parties and individuals reviewing this Annual Report on Form 10K and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest  or  not,  careful  review of the risk factors set forth herein and  consideration  of  forward-looking  statements  contained in this registration  statement  should  be  adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. The likelihood of our success must be considered in light of the problems and expenses that are frequently encountered in connection with operations in the competitive environment in which we will be operating.

***You should read the following risk factors carefully before purchasing our common stock. ***

RISKS RELATING TO OUR BUSINESS

We have a limited operating history upon which an evaluation of our prospects can be made.  For that reason, it would be difficult for a potential investor to judge our prospects for success.

We were organized in July 2010. We entered into the Agreement with Oxford in June 2012.  We have had limited operations since our inception from which to evaluate our business and prospects.  There can be no assurance that our future proposed operations will be implemented successfully or that we will have the ability to generate profits.  If we are unable to sustain our operations, you may lose your entire investment.  We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs.  As a new business, we may encounter delays and other problems in connection with the methods of product distribution that we implement.  We also face the risk that we will not be able to effectively implement our business plan.  In evaluating our business and prospects, these difficulties should be considered.  If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

Management has no experience in the bottled water industry.

Our management and management of Lumut have no experience in the bottled water industry or any experience relating to distribution and sales of bottled water.  In the event that we establish joint venture operations for bottled water distribution, we will initially rely on third party consultants to provide expertise.  There can be no assurance that we will be able to retain qualified professionals nor can there be assurance we will have the working capital to sustain these services.  If we cannot sustain these services, our business will fail.

We must hire qualified engineering and professional services personnel.

If we establish operations using Water Conversion Technology, we cannot be certain that we can attract or retain a sufficient number of highly qualified engineers and professional services personnel to efficiently maintain and enhance our operations. To meet our needs for engineers and professional services personnel, we may use more costly third-party contractors and consultants to supplement our own staff. Our business may be harmed if we are unable to establish and maintain relationships with third-party implementation providers.

If we do not receive shareholder loans we may be unable to continue meeting our minimum funding requirements.

We will require shareholder loans to meet our working capital needs; however, we have no formalized agreements with shareholders guaranteeing that any required funding will be available to us.  We may exhaust this source of funding at any time, which would cause us to cease operations.

If we do not receive funding through private placements or shareholder as we may be unable to continue meeting our minimum funding requirements.

We require short term funding in the amount of approximately $30,000 in the next 12 months to fund our operations.  Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so.  We have no formal agreements with our shareholders.  If we do not receive shareholder loans or any other form of funding, our operations would cease indefinitely.

We are likely to incur losses.

We expect that we will incur losses for the next 6 months as we expect to incur costs relating to establishing operations in Singapore.  There can be no assurances that we will ever be profitable.

We have been issued a going concern opinion from our auditor.

Our auditors have issued a going concern opinion for the years ended July 31, 2012 and 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

We may subject us to additional risks in a foreign country.

We will be operating in Singapore and therefore will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We may not be able to compete effectively against competitors, which could force us to curtail or cease business operations.

Competitors may have significantly greater name recognition, financial resources and larger distribution channels.  If we are not able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. We do not have any market share in the industry at this time.

We are dependent on the services of our President and the loss of his services could have a material adverse effect on our ability to carry on business.

We are substantially dependent upon the efforts and skills of our company President, Mr. Maurice Sale. We do not have an employment contract and thus he has no obligation to fulfill his capacities as President for any specified period of time.   The loss of the services of Mr. Sale will have a material effect on our business in that we would not have the necessary leadership to continue operations.

Our shareholders may not be able to enforce U.S. civil liabilities claims.

Our assets are located outside the United States and our sole director and officer are located outside the United States.  As a result, it may be difficult to effect service of process within the United States upon these persons.  In addition, a shareholder should not assume that the courts in any other country (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

RISKS RELATED TO OUR COMMON STOCK

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

There has been no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop or be sustained. After the effective date of the registration statement of which this prospectus is a part, we intend to identify a market maker to file an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the Over-the-Counter Bulletin Board. We must satisfy certain criteria in order for our application to be accepted.  We do not currently have a market maker willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board or a public market for our common stock may not materialize if it becomes quoted.

If our securities are not eligible for initial or continued quotation on the Over-the-Counter Bulletin Board or if a public trading market does not develop, purchasers of the common stock may have difficulty selling or be unable to sell their securities should they desire to do so, rendering their shares effectively worthless and resulting in a complete loss of their investment.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

An investor’s ability to trade our common stock may be limited by trading volume.

A consistently active trading market for our common stock may not occur on the OTCBB. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.

We have never paid dividends on our common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any shareholder who anticipates the need for current dividends from his investment should not purchase our common stock.

We intend to attempt to have our common stock quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.

Initially, our securities will be traded in the over-the-counter market. We intend to commence the process of obtaining a quotation of our common stock on the OTC Bulletin Board (“OTCBB”). In order for our common stock to trade on the OTCBB, a registered broker-dealer, serving as a market maker, must be willing to list bid and ask quotations for our common stock, sponsor our listing on the OTCBB, and file an application with the OTCBB on our behalf to make a market in our common stock. It is not possible to predict how long it may take to obtain a listing on the OTCBB. In the event an application for quotation of our common stock is submitted to the OTCBB, there can be no guaranty that the OTCBB will approve the application. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.

Trading On The OTC Bulletin Board May Be Volatile And Sporadic, Which Could Depress The Market Price Of Our Common Stock And Make It Difficult For Our Stockholders To Resell Their Shares.

Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Trading Of Our Stock May Be Restricted By The SEC’s Penny Stock Regulations And FINRA’s Sales Practice Requirements, Which May Limit A Stockholder’s Ability To Buy And Sell Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Our stock is substantially controlled by one shareholder for the foreseeable future and as a result, that shareholder will be able to control our overall direction.

Our directors and officers and principal shareholders own 70% of our outstanding shares.  As a result, they will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors.  Such  control,  which may have the effect of delaying, deferring  or  preventing  a  change  of  control, is likely to continue for the foreseeable  future  and  significantly  diminishes  control and influence which future  stockholders  may  have  in  our company. See "Principal Stockholders."

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Principal Business Office

Our principal business office is located at 7582 Las Vegas Boulevard, Suite 325, Las Vegas, Nevada.

We conduct our business in the office of a company controlled by a shareholder.  There has been no charge for this use.  If there was a charge, it would be insignificant.

There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use.  We believe that this arrangement is suitable given the nature of our current operations, and we also believe that we will not need to lease additional administrative offices in the immediate future.

ITEM 3.                LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Market Information

We are currently not listed on any exchange.

Stockholders of Our Common Shares

As of July 31, 2012, we had 35,510,000 shares of our common stock outstanding.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past three years:

On May 30, 2011, we issued an aggregate of 25,010,000 shares of Common Stock to Maurice Sale for an aggregate price equal to $2,501, pursuant to the terms and conditions set forth in that certain common stock purchase agreement (the “Common Stock Purchase Agreement”).

The above noted shares were issued to reimburse Maurice Sale for expenses paid on behalf of us totaling $2,501 and consist of incorporation costs, resident agent costs and a fee for preparing the necessary documentation as required for this Registration Statement.

On February 27, 2012, the Company entered into share subscription agreements with 30 shareholders for the sale of 10,500,000 common shares at $ 0.001 per share for total proceeds of $ 10,500.  Each of the 30 shareholders holds less than 5% of the outstanding shares.

The common stock issuance was exempt from registration pursuant to Regulation S promulgated under the Act. We have complied with the requirements of Regulation S by having no directed selling efforts made in the United States, ensuring that the investors are non-U.S. persons with addresses in a foreign country and having the investors make representation to us certifying that he or she is not a U.S. person and is not acquiring the common stock for the account or benefit of a U.S. person, other than persons who purchased common stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the common stock in accordance with the registration provisions of the Act or an exemption there from, or in accordance with the provisions of the Regulation.

As of July 31, 2012 and as of to date, 35,510,000 common shares were outstanding.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Option Grants

There  are  no  outstanding  options  or  warrants  to  purchase,  or securities convertible  into  shares or equity compensation plans.  Our  issued  and  outstanding  shares  could be sold at the appropriate time pursuant  to  Rule  144  of  the  Securities  Act.

Securities Authorized For Issuance Under Equity Compensation Plans

See above “Recent Sales of Securities”.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2012.

Item 6.                   SELECTED CONSOLIDATED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

OVERVIEW.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results.  Management considers an accounting estimate to be critical if:

-               assumptions are required to be made; and

-               changes in estimates could have a material effect on our financial statements.

We have determined that the calculation of the fair value of equity securities issued, specifically Common Shares issued for services rendered by our President and also issued to settle debt incurred, meet those criteria of a significant estimate.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Description of Business

On June 10, 2012, we entered into a Licensing Agreement (the “Agreement”) with Oxford International Inc. (“Oxford”), to license proprietary technology relating to converting municipal water to oxygen enriched pH balanced water (the “Water Conversion Technology”).  We obtained exclusive licensing rights in the country of Singapore for a period of 20 years.  We will have exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology.   The license fee is $ 40,000 payable on or before June 30, 2012.  We are subject to a royalty of 2% on licensee fees received from appointed sub-licensees as well as 2% on gross sales generated from operations.

On June 13, 2012, we entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut will be subject to a sub-license fee of $ 60,000 payable in monthly installments of $ 4,000 per month commencing August 15, 2012 ending, December 15, 2013.  As per our Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut will also be required to establish bottled water operations by December 31, 2013 and in the event that this is not achieved, our agreement with Lumut will be void.  License fees paid are not refundable.

We intend on establishing joint venture operations using the Water Conversion Technology for bottled water distribution in Singapore with our appointed sub licensee, Lumut.  The cost of establishing such operations cannot be determined at this time.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

Results of Operations

For the year ended July 31, 2012 and 2011, we did not generate any revenues.  We anticipate to generate $ 4,000 per month from sub license fees from Lumut commencing August 15, 2012.  There can be no assurance that such payments will be made on a timely basis.

For the year ended July 31, 2012, our expenses totaled $ 15,367 consisting primarily of audit and review fees of $ 7,810, consulting fees for EDGAR/XBRL services for $ 2,447, and $ 2,100 on professional fees for preparation of quarterly reports.  Mr. Sale contributed management services valued at $ 2,500.

For the year ended July 31, 2011, our expenses totaled $ 2,501, comprised exclusively of professional service fees incurred in relation to the formation of our company, and the filing of our Registration Statement on Form 10.

Liquidity and Capital Resources

As of July 31, 2012, we had assets totaling $ 78,868, comprised of cash of $ 38,868 and intangible asset – license of $ 40,000.

Our cash requirements for the next twelve months are $ 30,000.

Consulting fees	$ 15,000
Audit and accounting	10,000
Miscellaneous	5,000

Total	$ 30,000

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

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

Sources of Capital:

We expect to sustain our working capital needs with the monthly license fee of $ 4,000 as per our agreement with Lumut and also through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  License fees from Lumut will commence August 15, 2012 until December 15, 2013.  There can be no assurance that such fees will be paid on a timely basis.

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $ 5,057 in 2012 and $NIL in 2011.  The increase in accounts payable consists of amounts incurred for audit and review fees.  We owe our licensor $ 40,000 for payment of the license fee due on or before August 15, 2012.  The license fee was paid August 15, 2012.

Investing and Financing Activities:

For the fiscal year ended 2012 our investing activities consist solely of our acquisition of the license of technology.  The $ 40,000 was paid in August 2012.

Our cash flows from financing activities were $ 43,925 of which $ 33,425 was a shareholder loan to fund our working capital needs.

We issued 10,500,000 shares of Common Stock to 30 shareholders at $0.001 per share.  We received a total of $ 10,500 in proceeds.

Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time.  We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Material Commitments

As per our Agreement with Oxford, we are obligated to establish bottled water operations on or before December 31, 2013.  If we fail to do so, our agreement with Oxford is void.  The license fee paid to Oxford is not refundable.  We have also extended this term as per our agreement with Lumut.  The license fees paid by Lumut to us are also not refundable.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future debt or equity financing.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

July 31, 2012 and 2011

                                                                                                                                                Page

Accountant’s Audit Report                                                                                               F-1

Consolidated Balance Sheets                                                                                            F-2

Consolidated Statements of Operations and Earnings

Accumulated                                                                                                                        F-3

Consolidated Statements of Changes in Stockholders’ Equity                                   F-4

Consolidated Statements of Cash Flows                                                                         F-5

Notes to Consolidated Financial Statements                                                                  F-6

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Xtralink Corp.

We have audited the accompanying balance sheets of Xtralink Corp. (a development stage company) as of July 31, 2012 and 2011, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended July 31, 2012 and 2011 and the period July 29, 2010 to July 31, 2012.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we   engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Xtralink Corp. as of July 31, 2012 and 2011, and the results of its operations and cash flows for the year ended July 31, 2012 and 2011 and the period July 29, 2010 to July 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at July 31, 2012, the Company had an accumulated deficit of $ (17,868) and has a history of continuing losses. These and other factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Jeffrey & Company, Certified Public Accountants

November 2, 2012

Wayne, New Jersey

-F1-

XTRALINK CORP.

(a development stage company)

BALANCE SHEETS

	July 31, 2012	July 31, 2011
ASSETS

Current Asset:
Cash	$ 38,868	$ -

Total Current Assets	38,868	-

Other Asset
Intangible asset – License	40,000	-
Total Other Assets	40,000

Total Assets	$ 78,868	$ -

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$ 7,810	-
Due to licensor	40,000	-
Due to shareholder	33,425	-

Total Liabilities	81,235	-

Shareholders’ Deficit:
Common stock, $.0001 par value, 200,000,000 shares authorized, 35,510,000 shares and 25,010,000 shares issued and outstanding, respectively	3,551	2,501
Capital in excess of par value	11,950	-
Deficit accumulated during development stage	(17,868)	(2,501)
Total shareholders’ deficit	(2,367)	-

Total Liabilities and Shareholders’ Deficit	$ 78,868	$ -

These accompanying notes are an integral part of these financial statements.

-F2-

XTRALINK CORP.

(a development stage company)

STATEMENTS OF OPERATIONS

For the Years Ended July 31, 2012 and 2011

and the Period July 29, 2010 to July 31, 2012

	2012	2011	July 29, 2010 (Date of Inception) to July 31, 2012

Revenue	$ -	$ -	$ -

Expenses:	15,367	2,501	17,868

Net loss	$ (15,367)	$ (2,501)	$ (17,868)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -

Weighted average number of common shares outstanding	29,456,721	248,274	-

These accompanying notes are an integral part of these financial statements.

-F3-

XTRALINK CORP.

(a development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 29, 2010 (date of inception) TO JULY 31, 2012

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Balance July 29, 2010	-	$ -	$ -	$ -	$ -

Shares issued for services	25,010,000	2,501	-	-	2,501

Net loss for period	-	-	-	(2,501)	(2,501)

Balance July 31, 2011	25,010,000	2,501	-	(2,501)	-

Shares issued for cash	10,500,000	1,050	9,450	-	10,500

Paid in capital - services	-	-	2,500		2,500

Net loss for period	-	-	-	(15,367)	(15,367)

Balance July 31, 2012	35,510,000	$ 3,551	$ 11,950	$ (17,868)	$ (2,367)

These accompanying notes are an integral part of these financial statements.

-F4-

XTRALINK CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

For the Year Ended July 31, 2012 and 2011

and the Period July 29, 2010 to July 31, 2012

	2012	2011	July 29, 2010 (Date of Inception) to July 31, 2012
CASH FLOWS FROM OPERATIONS:
Net loss	$ (15,367)	$ (2,501)	$ (17,868)
Adjustments required to reconcile net loss to net
cash provided by operating activities:
Charges not requiring outlay of cash:			-
Management fee	2,500		2,500
Shares issued for organization expenses	-	2,501	2,501
Changes in assets and liabilities:
Increase in accounts payable	7,810	-	7,810

Net Cash Consumed by Operating Activities	(5,057)	-	(5,057)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Consumed by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common shares issued	10,500	-	10,500
Proceeds from shareholder loans	33,425	-	33,425

Net Cash Provided by Financing Activities	43,925	-	43,925

Net increase in cash	38,868	-	38,868

Cash balance, beginning of period	-	-	-

Cash balance, end of period	$ 38,868	$ -	$ 38,868

These accompanying notes are an integral part of these financial statements.

-F5-

XTRALINK CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

Note 1 - Nature of Operations

Xtralink Corp. was incorporated in Nevada on July 29, 2010.  The Company’s business objective is to license Water Conversion Technology through qualified interests and establish bottled water operations through a joint venture.  The Company is considered a "Development Stage Company" through July 31, 2012.  Operations began in August, 2012.

On June 10, 2012, the Company entered into a Licensing Agreement (the “Agreement”) with Oxford International Inc. (“Oxford”), to license proprietary technology relating to converting municipal water to oxygen enriched pH balanced water (the “Water Conversion Technology”).  The Company obtained exclusive licensing rights in the country of Singapore for a period of 20 years.  The Company will have exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology.   The license fee is $ 40,000 payable on or before August 31, 2012.  The Company is subject to a royalty of 2% on licensee fees received from appointed sub-licensees as well as 2% on gross sales generated from operations.

The Company is obligated to establish water bottling operations by December 31, 2013.  In the event that the Company has not established operations by this date, Oxford has a right to void the Agreement.

On June 13, 2012, the Company entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut will be subject to a sub-license fee of $ 60,000 payable in monthly installments of $ 4,000 per month commencing August 15, 2012 ending, December 15, 2013.  As per the Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut will also be required to establish bottled water operations by December 31, 2013 and in the event that this is not achieved, our agreement with Lumut will be void.  License fees paid are not refundable.

The Company has a right to participate in joint venture operations with Lumut for a $ 150,000 investment for 40% ownership of the joint venture.

Note 2 - Significant Accounting Policies

Basis of presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

-F6-

XTRALINK CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

Note 2 - Significant Accounting Policies (continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates.

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

-F7-

XTRALINK CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

Note 2 - Significant Accounting Policies, continued

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs to the valuation methodology.

The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3

Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at July 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from July 29, 2010 (inception) through July 31, 2012.

Concentrations

The Company has an exclusive technology arrangement to license and operate an oxygenated and PH balanced water bottling system in the territory of Singapore.  It is committed under that license agreement to begin bottling water by December 31, 2013.  The Company has entered into a joint venture agreement with a third party to develop and operate the bottling plant.  This has created concentrations in location and customer base.

Amortization

Capitalized license rights as described in Note 1 are being amortized over a ten year period beginning August 15, 2012.

-F8-

XTRALINK CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

Note 2 - Significant Accounting Policies, continued

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25").  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Registrant may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Registrant had no liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Recently issued accounting standards

Management does not believe that any recently issued accounting pronouncements, whether effective or not if adopted, would have a material effect on the accompanying financial statements.

Revenue Recognition

Revenue is derived from licensing agreements.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, our fee is fixed or determinable, and collectability is probable.

-F9-

XTRALINK CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

Note 3 - Related Party Transaction

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its resident agent at no charge. Management estimates the value of such space and equipment to be immaterial.

On May 31, 2011, the Company issued an aggregate of 25,010,000 shares of Common Stock to Maurice Sale, the Company President for payment of services valued at $2,501.

During year ended July 31, 2012, the Mr. Sale advanced $ 33,425  to fund working capital needs. That advance does not bear interest and has no stated terms for repayment.  Mr. Sale contributed his services valued at $ 2,500, which has been added to Paid in Capital.

Note 4- Common Stock

Effective February 27, 2012, the Company entered into share subscription agreements with 30 shareholders for the sale of 10,500,000 common shares at $ 0.001 per share for total proceeds of $ 10,500.

Note 5 - Income Taxes

The Company has experienced losses since inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The total of these NOL's at July 31, 2012 was $17,868.  The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under provisions of the pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded a noncurrent deferred tax asset as presented below.  The deferred tax asset increased during 2012 by $2,305, the result of adding the potential benefit of 2012 loss.

Deferred Tax Asset	$ 2,680
Valuation Allowance	2,680
Balance Recognized	$ -

If not used, the NOL carryforward will expire in the years ended July 31 as listed below:

2031	$ 2,501
2032	15,367

Since the Company has been in existence only since 2010, all of its tax returns are subject to examination by the Internal Revenue Service.

Note 6-  Supplemental Cash Flows Information

There was no cash paid during either the year 2012 and 2011 for interest or income taxes.

Except for the transactions described in the following sentences, there were no non cash financing or investing transactions during either the year 2012 and 2011.  During the 2011 period, 25,010,000 shares of common stock were issued for services valued at $2,501.  During the year 2012, an intangible asset was acquired for $40,000, which was paid in August 2012.  During the year ended July 31, 2012 $2,500 was accrued for the services of the CEO, Maurice Sales and added to paid in capital.

XTRALINK CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

Note 7 - Going Concern

The Company's financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $17,868, and presently does not have the resources to accomplish its objectives during the next twelve months.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company's plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to efforts to seek a merger partner.

-F10-

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None.

ITEM 9A(T).       CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2012, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were effective as of  the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2012, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS

The following information sets forth the name of our officers and director, their present positions, age and biographical information within the last 5 years.  Also provided is a brief  description  of  the  business  experience of our director and executive officers and significant employees during the past five years and an indication of  directorships  held  by  such  director  in  other  companies subject to the reporting  requirements  of  the  Securities  Exchange  Act.

Name	Age	Position	Period Serving	Term (1)
Maurice Sale	72	President, CEO, CAO, CFO, Director, Treasurer, Secretary	August 2, 2012-August 1, 2013	1 year

(1)       Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Maurice Sale

Mr. Sale is our founding director and officer appointed on August 3, 2010 and in continuing to have him act as a director and officer, it is the Company’s view that his general business experience in a wide variety of industries, and his experience with reporting companies warrant his retention by the Company.  Mr. Sale will be responsible for all areas of operations.

For the past 5 years, Mrs. Sale has been a self-employed property management consultant in Kingston Jamaica.

Mr. Maurice Sale has over 40 years’ experience in life insurance sales and administration.  He was formerly a Director of the Life Underwriters Association of Jamaica as well as Trustee of the LOJ Pension Plan.

Mr. Sale became a Chartered Life Underwriter (CLU) in 1969 and later was appointed a Justice of the Peace by the Government of Jamaica.

Family Relationships:

There are no family relationships among our director or executive officers.

Involvement in Certain Legal Proceedings:

None of our executive officers, control persons and director has been involved in any of the following events during the past five years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1.             any  bankruptcy  petition  filed  by  or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy  or  within  two  years  prior  to  that  time;

2.             any  conviction  in  a  criminal  proceeding  or being subject to a pending criminal  proceeding  (excluding  traffic  violations  and  other  minor offences);

3.             being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.                   being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Investor Relations

As of July 31, 2012, we have not engaged investor relations professionals.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission.   As of the year ended July 31, 2012, our officers and directors have complied with Section 16(a).

Code of Ethics

Based on our size and our early stage of development we have not yet developed a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our officers and director do not receive compensation.  Directors are reimbursed for any expenses incurred on our behalf.

ITEM 11.              EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2012 and 2011; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maurice Sale President, CEO, CFO	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $2,501	Nil $2,501

Other Compensation:

On May 30, 2011, we issued an aggregate of 25,010,000 shares of Common Stock to Maurice Sale for an aggregate price equal to $2,501, pursuant to the terms and conditions set forth in that certain common stock purchase agreement (the “Common Stock Purchase Agreement”).

The above noted shares were issued to reimburse Maurice Sale for expenses paid on behalf of us totaling $2,501 and consist of incorporation costs, resident agent costs and a fee for preparing the necessary documentation as required for this Registration Statement.

For the year ended July 31, 2012, $ 2,500 was accrued for Mr. Sale’s management services and added to Paid in Capital.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended July 31, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2012.

Option Exercises

During our Fiscal year ended July 31, 2012 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of July 31, 2012 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.  No change in control is currently being contemplated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% Class (1)
Officers and Directors:
Common Stock	Maurice Sale, President	25,010,000	70%
		-	-
Officers and Directors as a Group		25,010,000	70%
Common Stock	Maurice Sale, President	25,010,000	70%

5% Shareholders as a Group		25,010,000	100%
5% Shareholders and Officers and Directors as a Group		25,010,000	100%

(1)       Based on 35,510,000 shares outstanding as of July 31, 2012.

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On May 30, 2011, we issued an aggregate of 25,010,000 shares of Common Stock to Maurice Sale for an aggregate price equal to $2,501, pursuant to the terms and conditions set forth in that certain common stock purchase agreement (the “Common Stock Purchase Agreement”).

The above noted shares were issued to reimburse Maurice Sale for expenses paid on behalf of us totaling $2,501 and consist of incorporation costs, resident agent costs and a fee for preparing the necessary documentation as required for this Registration Statement.

On February 27, 2012, the Company entered into share subscription agreements with 30 shareholders for the sale of 10,500,000 common shares at $ 0.001 per share for total proceeds of $ 10,500.  Each of the 30 shareholders holds less than 5% of the outstanding shares.

The common stock issuance was exempt from registration pursuant to Regulation S promulgated under the Act. We have complied with the requirements of Regulation S by having no directed selling efforts made in the United States, ensuring that the investors are non-U.S. persons with addresses in a foreign country and having the investors make representation to us certifying that he or she is not a U.S. person and is not acquiring the common stock for the account or benefit of a U.S. person, other than persons who purchased common stock in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the common stock in accordance with the registration provisions of the Act or an exemption there from, or in accordance with the provisions of the Regulation.

As of to date, 35,510,000 common shares were outstanding.

Director Independence

We currently act with one director, consisting of Maurice Sale. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities.  We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2012	2011
Audit fees	$ 4,000	$ 4,000
Audit related fees	4,500	-
Tax fees	-	-
All other fees	-	-

Total	$ 8,500	$ 4,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Maintaining Principal Accountant’s Independence

Our Board of Directors has considered whether the provision of the services described below are compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

ITEM 15.              EXHIBITS

(a)      Financial Statements

1.       Financial statements for our company are listed in the index under Item 8 of this document

2.       All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws:
3.1	Certificate of Incorporation*
3.1(a)	Articles of Incorporation**
3.2	Bylaws*
10.1	Stock Purchase Agreement*
31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the annual report on Form 10-K of the Company for the year ended July 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*Filed on Form 10-12G with the SEC on September 30, 2011

**Filed on Form 10A-12G/A with the SEC on November 10, 2011

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTRALINK CORP.

Date:      November 9, 2012

                /s/ Maurice Sale

By:

Maurice Sale

President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Maurice Sale	President, CEO, CFO, Treasurer and Director	November 9, 2012
Maurice Sale