Form 10-Q
period 2012-10-31
XTRALINK Corp
filed 2012-12-12
CIK 1531434

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                                                                 Accelerated filer                     

Non-accelerated filer                                                                                   Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   No .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,510,000 shares of common stock, par value $.0001 per share, outstanding as of December 12, 2012.

XTRALINK CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XTRALINK CORP.

FINANCIAL STATEMENTS

OCTOBER 31, 2012

XTRALINK CORP.

BALANCE SHEETS

	October 31, 2012 (Unaudited)	July 31, 2012 (Audited)
ASSETS

Current Asset:
Cash	$ 13,801	$ 38,868

Total Current Assets	13,801	38,868

Other Asset
Intangible asset – License	40,000	40,000
Accumulated amortization	(833)	-
Total Other Assets	39,167	40,000

Total Assets	$ 52,968	$ 78,868

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$ 11,810	$ 7,810
ue to licensor	-	40,000
Unearned revenue	4,000	-
Due to shareholder	36,425	33,425

Total Liabilities	52,235	81,235

Shareholders’ Deficit:
Common stock, $.0001 par value, 200,000,000 shares authorized, 35,510,000 shares issued and outstanding	3,551	3,551
Capital in excess of par value	11,950	11,950
Deficit accumulated	(14,768)	(17,868)
Total shareholders’ deficit	733	(2,367)

Total Liabilities and Shareholders’ Deficit	$ 52,968	$ 78,868

These accompanying notes are an integral part of these financial statements.

-F1-

XTRALINK CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Month Periods Ended October,
	2012	2011

Revenues	$ 12,000	$ -

General and Administrative Expenses:
Professional fees	8,000	-
Amortization	833
Other	67

Total expenses	8,900	-
Net income	$ 3,100	$ -

Net income per common share -
basic and diluted	$ -	$ -

Weighted average number of common
shares outstanding	35,510,000	25,010,000

The accompanying notes are an integral part of these financial statements.

-F2-

XTRALINK CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2012 and 2011

(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ 3,100	$ -

Adjustments to reconcile net income to net cash provided by operating activities:
Charges not requiring the outlay of cash:
Amortization	833
Changes in assets and liabilities:
Increase in accounts payable	4,000	-
Increase in unearned revenue	4,000

Net cash provided by operating activities	11,933	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Acquisition of license	(40,000)	-
Net cash consumed by investing activities	(40,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	3,000

Net cash provided by financing activities	3,000	-

Net change in cash balance	(25,067)	-

Cash, at beginning of period	38,868	-

Cash, at end of period	$ 13,801	$ -

The accompanying notes are an integral part of these financial statements.

-F3-

XTRALINK CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

(unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of XTRALINK CORP.as of October 31, 2012 and for the three month periods ended October 31, 2012 and 2011 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three month period ended October 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2013.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for fiscal year ended July 31, 2012.

NOTE 2 - Related Party Transaction

During the quarter year ended October 31, 2012, we received an additional $ 3,000 in shareholder loans to fund working capital needs.  The total shareholder loan balance is currently $ 36,425.  That advance does not bear interest and has no stated terms for repayment.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit , has a working capital deficiency and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans to overcome these difficulties include, but are not limited to, the continuing effort to raise capital, primarily through shareholder loans and equity financing.

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

On June 10, 2012, we entered into a Licensing Agreement (the “Agreement”) with Oxford International Inc. (“Oxford”), to license proprietary technology relating to converting municipal water to oxygen enriched pH balanced water (the “Water Conversion Technology”).  We obtained exclusive licensing rights in the country of Singapore for a period of 20 years.  We will have exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology.   The license fee, $ 40,000, was payable on or before June 30, 2012.  Oxford subsequently granted us an extension until August 31, 2012.  Full payment of the license fee was made on August 15, 2012.  We are subject to a royalty of 2% on licensee fees received from appointed sub-licensees as well as 2% on gross sales generated from operations.  We are obligated to establish water bottling operations by December 31, 2013.  In the event that we have not established operations by this date, Oxford has a right to void the Agreement.  The 2% royalty on license fees has been waived by Oxford until January 31, 2013.

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

During the next twelve months we anticipate incurring costs related to filing Exchange Act reports, legal and audit costs and furthering our efforts in establishing bottled water operations.

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our shareholders, management or other investors. As of the date of the period covered by this report, we have $13,801 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Liquidity and Capital Resources

As of October 31, 2012, the Company had assets comprised of cash ($13,801) and an investment in our Water Conversion Technology license ($40,000).  The Company’s current liabilities as of October 31, 2012 totalled $ 52,235, comprised of accrued liabilities of professional fees, unearned revenue relating to license fee payment for the month of November from Lumut and amounts due to shareholder.

The Company will require approximately $ 31,000 to fund its working capital needs as follows:

Filing fees	5,000
Audit and accounting	15,000
Professional fees	10,000
Miscellaneous	1,000

Total	$ 31,000

Additionally, the shareholder loan in the amount of $36,425 is a demand note due and while we do not anticipate a requirement to repay the note, there is no guarantee.

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

We expect to obtain financing through shareholder loans and private placements and also meet our working capital needs from license fees generated from our sub license agreement with Lumut.  The license fee receivable is $ 4,000 per month.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Sources of Capital:

We expect to sustain our working capital needs with the monthly license fee of $ 4,000 as per our agreement with Lumut and also through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  License fees from Lumut commenced August 15, 2012 and will continue until December 15, 2013.  There can be no assurance that such fees will be paid on a timely basis.

Results of Operations

For the quarter ended October 31, 2012, we generated $ 12,000 in revenues from sub license fees received from Lumut.  The license fees received cover the period August to October.  An additional $ 4,000 was paid for November and is recorded as unearned revenue.  There can be no assurance that such payments will be made on a timely basis.

For the quarter ended October 31, 2012, our expenses totaled $ 8,900 consisting primarily of audit and review fees of $ 4,000, and consulting fees for preparation of periodic reports for $ 4,000. We incurred $ 833 in amortization expenses on our license.  The license is amortized on a straight line basis over a 10 year period.

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

As of October 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on September 30, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTRALINK CORP.

Dated: December 12, 2012	By:	/s/ Maurice Sale
Maurice Sale
President and Director Principal Executive Officer Principal Financial Officer