Form 10-Q
period 2013-01-31
XTRALINK Corp
filed 2013-03-21
CIK 1531434

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,510,000 shares of common stock, par value $.0001 per share, outstanding as of March 18, 2013.

XTRALINK CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XTRALINK CORP.

FINANCIAL STATEMENTS

JANUARY 31, 2013

XTRALINK CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	January 31, 2013	July 31, 2012
ASSETS

Current Asset:
Cash	$ 6,886	$ 38,868
License fee receivable	48,000	-

Total Current Assets	54,886	38,868

Other Asset
Intangible asset – License	40,000	40,000
Accumulated amortization	(1,833)	-
Total Other Assets	38,167	40,000

Total Assets	$ 93,053	$ 78,868

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 7,810	$ 7,810
Due to licensor	-	40,000
Due to shareholder	36,425	33,425
Deferred revenue	40,000	-
Total Liabilities	84,235	81,235

Shareholders’ Equity (Deficit):
Common stock, $.0001 par value, 200,000,000 shares authorized, 35,510,000 shares issued and outstanding	3,551	3,551
Capital in excess of par value	11,950	11,950
Accumulated deficit	(6,683)	(17,868)
Total shareholders’ equity (deficit)	8,818	(2,367)

Total Liabilities and Shareholders’ Equity	$ 93,053	$ 78,868

These accompanying notes are an integral part of these condensed financial statements.

-F1-

XTRALINK CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Six Month Periods Ended January 31,		Three Month Periods Ended January 31,
	2013	2012	2013	2012

Revenues	$ 24,000	$ -	$ 12,000	$ -

General and Administrative Expenses:
Professional fees	10,915	4,000	2,915	4,000
Amortization	1,833	-	1,000	-
Other	67	-	-	-

Total expenses	12,815	4,000	3,915	4,000
Net income (loss)	$ 11,185	$ (4,000)	$ 8,085	$ (4,000)

Net income per common share -
basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common
shares outstanding	35,510,000	25,010,000	35,510,000	25,010,000

The accompanying notes are an integral part of these condensed financial statements.

-F2-

XTRALINK CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2013 and 2012

(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 11,185	$ (4,000)

Adjustments to reconcile net income to net cash provided by operating activities:
Charges not requiring the outlay of cash:
Amortization	1,833	-
Changes in assets and liabilities:
Increase in license fee receivable	(48,000)	-
Increase in accounts payable	-	4,000
Increase in deferred revenue	40,000	-

Net cash provided by operating activities	5,018	-

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of license	(40,000)	-
Net cash consumed by investing activities	(40,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	3,000	-

Net cash provided by financing activities	3,000	-

Net change in cash balance	(31,982)	-

Cash, at beginning of period	38,868	-

Cash, at end of period	$ 6,886	$ -

The accompanying notes are an integral part of these condensed financial statements.

-F3-

XTRALINK CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2013

(unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of XTRALINK CORP.as of January 31, 2013 and for the three and six month periods ended January 31, 2013 and 2012 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three month period ended January 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2013.

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

NOTE 2 - Related Party Transaction

During the quarter year ended January 31, 2013, we received an additional $ 3,000 in shareholder loans to fund working capital needs.  The total shareholder loan balance is currently $ 36,425.  That advance does not bear interest and has no stated terms for repayment.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit , has a working capital deficiency and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans to overcome these difficulties include, but are not limited to, the continuing effort to raise capital, primarily through shareholder loans and equity financing.

NOTE 4 - REVENUE RECOGNITION

The Company has treated the sub-license agreement as a sale, with recognition of equal monthly amounts over a period ending December, 2013, when the project will either continue under the license fee agreement or all rights will terminate.  During the six months ended January 31, 2013 this has resulted in revenue recognized of $ 24,000 and deferred revenue at January 31, of $40,000.  The license sale is for a one year period ending August 15, 2013 and is renewable annually for a nominal payment for twenty years.

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

On June 13, 2012, we entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut will be subject to a sub-license fee of $ 64,000 payable in monthly installments of $ 4,000 per month commencing June 1, 2012 and ending November 1, 2013.  The commencement date was subsequently amended to August 15, 2012, ending December 15, 2013.  As per our Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut will also be required to establish bottled water operations by December 31, 2013 and in the event that this is not achieved, our agreement with Lumut will be void.  License fees paid are not refundable.

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

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our shareholders, management or other investors. As of the date of the period covered by this report, we have $ 6,886  in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Liquidity and Capital Resources

As of January 31, 2013, the Company had assets comprised of cash ($6,886), license fee receivable ($48,000) and an investment in our Water Conversion Technology license ($40,000).  The Company’s current liabilities as of January 31, 2013 totalled $ 84,235 , comprised of accrued liabilities of professional fees ($7,810), and amounts due to shareholder ($36,425).  Unearned revenue totaled $ 40,000 as a result of treating the sub-license agreement as a sale, with recognition of equal monthly amounts over a period ending December, 2013, when the project will either continue under the license fee agreement or all rights will terminate.  During the six months ended January 31, 2013 this has resulted in revenue recognized of $ 24,000 and deferred revenue at January 31, of $40,000.  The license sale is for a one year period ending August 15, 2013 and is renewable annually for a nominal payment for twenty years.

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

Results of Operations

For the six month period ended January 31, 2013, we generated $ 24,000 in revenues from sub license fees recognized under the contract with Lumut.  The license fees received cover the period August 2012 to January 2013.  For the three month period ended January 31, 2013, we generated $ 12,000 in revenues from sub license fees for the period from November 2012 to January 2013.  There can be no assurance that such payments will be made on a timely basis.

We did not generate any revenues for the three and six month periods ended January 31, 2012.  Payments from Lumut commended August 2012.

For the six month period ended January 31, 2013, our expenses totaled $ 12,815 consisting primarily of audit and review fees of $ 5,915, and consulting fees for preparation of periodic reports for $ 5,000. We incurred $ 1,833 in amortization expenses on our license.  The license is amortized on a straight line basis over a 10 year period.

For the three month period ended January 31, 2013, our expenses totaled $ 3,915 consisting of $ 1,915 in audit and review fees, $ 1,000 in consulting fees and $ 1,000 in amortization expense.

For the three and six months ended January 31, 2012, we incurred net loss of $4,000, comprised of audit fees incurred in relation to the Company July 31, 2011 audited financial statements.

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

As of January 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013.

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

XTRALINK CORP.

Dated: March 18, 2013	By:	/s/ Maurice Sale
Maurice Sale
President and Director Principal Executive Officer Principal Financial Officer