Form 10-Q
period 2013-04-30
XTRALINK Corp
filed 2013-06-07
CIK 1531434

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,510,000 shares of common stock, par value $.0001 per share, outstanding as of June 5, 2013.

XTRALINK CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XTRALINK CORP.

FINANCIAL STATEMENTS

APRIL 30, 2013

XTRALINK CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	April 30, 2013	July 31, 2012
ASSETS

Current Asset:
Cash	$ 3,542	$ 38,868
License fee receivable	48,000	-

Total Current Assets	51,542	38,868

Other Asset
Intangible asset – License	40,000	40,000
Accumulated amortization	(2,833)	-
Total Other Assets	37,167	40,000

Total Assets	$ 88,709	$ 78,868

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 8,915	$ 7,810
Due to licensor	-	40,000
Royalty payable	240	-
Due to shareholder	36,425	33,425
Deferred revenue	28,000	-
Total Liabilities	73,580	81,235

Shareholders’ Equity(Deficit):
Common stock, $.0001 par value, 200,000,000 shares authorized: 35,510,000 shares issued and outstanding	3,551	3,551
Capital in excess of par value	11,950	11,950
Accumulated deficit	(372)	(17,868)
Total shareholders’ equity(deficit)	15,129	(2,367)

Total Liabilities and Shareholders’ Equity	$ 88,709	$ 78,868

These accompanying notes are an integral part of these condensed financial statements.

-F1-

XTRALINK CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Month Periods Ended April 30,		Three Month Periods Ended April 30,
	2013	2012	2013	2012

Revenues	$ 36,000	$ -	$ 12,000	$ -

General and Administrative Expenses:
Professional fees	13,915	4,000	3,000	4,000
Amortization	2,833	-	1,000	-
Office	1,449	-	1,449	-
Other	307	-	240	-

Total expenses	18,504	4,000	5,689	4,000
Net income (loss)	$ 17,496	$ (4,000)	$ 6,311	$ (4,000)

Net income per common share -
basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common
shares outstanding	35,510,000	27,424,233	35,510,000	32,360,000

The accompanying notes are an integralpart of these condensed financial statements.

-F2-

XTRALINK CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED APRIL 30, 2013 and 2012

(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 17,496	$ (4,000)

Adjustments to reconcile net income to net cash provided by operating activities:
Charges not requiring the outlay of cash:
Amortization	2,833	-
Changes in assets and liabilities:
Increase in license fee receivable	(48,000)	-
Increase in accounts payable	1,105	4,000
Increase in royalty payable	240	-
Increase in deferred revenue	28,000	-

Net cash provided by operating activities	1,674	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Acquisition of license	(40,000)	-
Net cash consumed by investing activities	(40,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	3,000	80
Proceeds from issuance of common shares	-	10,500

Net cash provided by financing activities	3,000	10,580

Net change in cash balance	(35,326)	10,580

Cash, at beginning of period	38,868	-

Cash, at end of period	$ 3,542	$ 10,580

The accompanying notes are an integralpart of these condensed financial statements.

-F3-

XTRALINK CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2013

(unaudited)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of XTRALINK CORP.as of April 30, 2013 and for the three and nine month periods ended April 30, 2013 and 2012 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three and nine month periods ended April 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2013.

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

NOTE 2 - Related Party Transaction

The Company’s shareholder loan balance is currently $ 36,425 to fund working capital needs.  That advance does not bear interest and has no stated terms for repayment.

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

NOTE 4 - REVENUE RECOGNITION

The Company has treated the sub-license agreement as a sale, with recognition of equal monthly amounts over a period ending December, 2013, when the project will either continue under the license fee agreement or all rights will terminate.  During the nine months ended April 30, 2013 this has resulted in revenue recognized of $ 36,000 and deferred revenue of $ 28,000.  The license sale is for a one year period ending August 15, 2013 and is renewable annually for nominal payments for twenty years.

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

On June 10, 2012, we entered into a Licensing Agreement (the “Agreement”) with Oxford International Inc. (“Oxford”), to license proprietary technology relating to converting municipal water to oxygen enriched pH balanced water (the “Water Conversion Technology”).  We obtained exclusive licensing rights in the country of Singapore for a period of 20 years.  We will have exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology.   The license fee, $ 40,000,was payable on or before June 30, 2012.  Oxford subsequently granted us an extension until August 31, 2012.  Full payment of the license fee was made on August 15, 2012.  We are subject to a royalty of 2% on licensee fees received from appointed sub-licensees as well as 2% on gross sales generated from operations.  We are obligated to establish water bottling operations by December 31, 2013.  In the event that we have not established operations by this date, Oxford has a right to void the Agreement.  The 2% royalty on license fees was waived by Oxford until April 30, 2013.

Our business objective is to license the Water Conversion Technology through qualified interests and establish bottled water operations through a joint venture.

On June 13, 2012, we entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut is subject to a sub-license fee of $ 64,000 payable in monthly installments of $ 4,000 per month commencing August 15, 2012, ending December 15, 2013.  As per our Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us.

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

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our shareholders, management or other investors. As of the date of the period covered by this report, we have $3,542  in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Liquidity and Capital Resources

As of April 30, 2013, the Company had assets comprised of cash ($3,542), license fee receivable ($48,000) and an investment in our Water Conversion Technology license ($37,167).  The Company’s current liabilities as of April 30, 2013 totalled $ 73,580, comprised of accrued liabilities of professional fees ($8,915), amounts due to shareholder ($36,425) and royalties payable ($240.).  Deferred revenue totaled $ 28,000 as a result of treating the sub-license agreement as a sale, with recognition of equal monthly amounts over a period ending December, 2013, when the project will either continue under the license fee agreement or all rights will terminate.  During the nine months ended April 30, 2013 this has resulted in revenue recognized of $ 36,000.   The license sale is for a one year period ending August 15, 2013 and is renewable annually for nominal payments for twenty years.

The Company will require approximately $ 35,000 to fund its working capital needs as follows:

Filing fees	8,000
Audit and accounting	15,000
Professional fees	10,000
Miscellaneous	2,000

Total	$ 35,000

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

Results of Operations

For the nine month period ended April 30, 2013, we generated $ 36,000 in revenues from sub license fees recognized under the contract with Lumut.  The license fees received cover the period August 2012 to April 2013.

For the three month period ended April 30, 2013, we generated $ 12,000 in revenues from sub license fees for the period from February 2013 to April 2013.  There can be no assurance that such payments will be made on a timely basis.

We did not generate any revenues for the three and nine month periods ended April 30, 2012.  Payments from Lumut commended August 2012.

For the nine month period ended April 30, 2013, our expenses totaled $ 18,504 consisting primarily of audit and review fees of $ 7,915, consulting fees for preparation of periodic reports for $ 6,000($ 4,000 per year end and $ 1,000 per quarter) and office expense of $1,449. We incurred $ 2,833 in amortization expenses on our license.  The license is amortized on a straight line basis over a 10 year period.

For the three month period ended April 30, 2013, our expenses totaled $ 5,689 consisting of $ 2,000 in audit and review fees, $ 1,000 in consulting fees, $ 1,449 in office expenses and $ 1,000 in amortization expense.

For the three and nine month periods ended April 30, 2012, we incurred net losses of $4,000, comprised of audit fees incurred in relation to the Company July 31, 2011 audited financial statements.

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

As of April 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

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

XTRALINK CORP.

Dated: June 5, 2013	By:	/s/ Maurice Sale
Maurice Sale
President and Director Principal Executive Officer Principal Financial Officer