Form 10-K
period 2013-07-31
XTRALINK Corp
filed 2013-11-08
CIK 1531434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2013
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________________

Commission file number: 000-54485

XTRALINK CORP. (A Development Stage Company)
(Name of small business issuer in its charter)
Nevada	27-3187919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7582 Las Vegas Boulevard, Suite 325, Las Vegas, Nevada	89123
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-637-6144

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [ ] NO [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES [ x ] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ ] Yes          [x] No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 35,510,000 shares of common stock outstanding as of November 8, 2013.

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

On June 10, 2012, we entered into a Licensing Agreement (the “Agreement”) with Oxford International Inc. (“Oxford”), to license proprietary technology relating to converting municipal water to oxygen enriched pH balanced water (the “Water Conversion Technology”).  We obtained exclusive licensing rights in the country of Singapore for a period of 20 years.  We will have exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology.   The license fee was $ 40,000.  Full payment of the license fee was made on August 15, 2012.  We are subject to a royalty of 2% on licensee fees received from appointed sub-licensees as well as 2% on gross sales generated from operations.  We are obligated to establish water bottling operations by December 31, 2013.  In the event that we have not established operations by this date, Oxford has a right to void the Agreement. We are currently discussing extending this deadline however no formal agreement has materialized.

Current Business

Our business objective is to license the Water Conversion Technology through qualified interests and establish bottled water operations through a joint venture.

On June 13, 2012, we entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut is subject to a sub-license fee of $ 64,000 payable in monthly installments of $ 4,000 commencing June 1, 2012 ending, October 1, 2013.  The commencement date was subsequently amended to August 15, 2012, ending December 15, 2013.  As per our Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut will also be required to establish bottled water operations by December 31, 2013 and in the event that this is not achieved, our agreement with Lumut will be void.  License fees paid are not refundable. If an extension from Oxford is granted, we foresee granting the same extension to Lumut.

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

The final product produced will be water that is in a pH balanced state ( 8.3 pH ), oxygen enriched, bacteria free, fluoride free, chlorine free, and sodium free with less than 2 parts per million (ppm) of total dissolved solids.

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

Availability of Raw Materials

Upon establishing joint venture operations with Lumut, our source of water will from municipal supply.  We have not entered into any definitive agreements with local authorities for such supply.

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

Singapore is an island city-state located south of Malaysia, with total land area of 700 sq km and population of 5 million. Singapore is listed as one of the water scarce countries in the world with some two-third of the island utilized as water catchments. Over the last 4 decades, through strategic planning and investment in research and technology, PUB has built a robust and diversified supply of water known as the ‘Four National Taps’. Water supplies comprise (I) local catchment-reservoir system, (II) imported water from west Malaysia, (III) highly purified reclaimed water known as NEWater and (IV) desalinated water.

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

We require short term funding in the amount of approximately $27,000 in the next 12 months to fund our operations.  Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so.  We have no formal agreements with our shareholders.  If we do not receive shareholder loans or any other form of funding, our operations would cease indefinitely.

We are likely to incur losses.

We expect that we will incur losses for the next 6 months as we expect to incur costs relating to establishing operations in Singapore.  There can be no assurances that we will ever be profitable.

We have been issued a going concern opinion from our auditor.

Our auditors have issued a going concern opinion for the years ended July 31, 2013 and 2012. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Stockholders of Our Common Shares

As of July 31, 2013, we had 35,510,000 shares of our common stock outstanding.

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

The above noted shares were issued to reimburse Maurice Sale for expenses paid on behalf of the Company totaling $2,501, consisting and consist of incorporation costs, resident agent costs and a fee for preparing the necessary documentation as required for this Registration Statement.

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

As of July 31, 2013 and as of to date, 35,510,000 common shares were outstanding.

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

Securities Authorized For Issuance Under Equity Compensation Plans

See above “Recent Sales of Securities”.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2013.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Description of Business

On June 10, 2012, we entered into a Licensing Agreement (the “Agreement”) with Oxford International Inc. (“Oxford”), to license proprietary technology relating to converting municipal water to oxygen enriched pH balanced water (the “Water Conversion Technology”).  We obtained exclusive licensing rights in the country of Singapore for a period of 20 years.  We will have exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology.   The license fee of $ 40,000 was paid in August of 2012.  We are subject to a royalty of 2% on licensee fees received from appointed sub-licensees as well as 2% on gross sales generated from operations.

On June 13, 2012, we entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut is subject to a sub-license fee of $ 64,000 payable in monthly installments of $ 4,000 commencing August 15, 2012 and ending December 15, 2013.  As per our Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut is required by our agreement to establish bottled water operations by December 31, 2013 and in the event that this is not achieved, our agreement with Lumut will be void.  License fees paid are not refundable.

We intend to establish joint venture operations using the Water Conversion Technology for bottled water distribution in Singapore with our appointed sub licensee, Lumut.  The cost of establishing such operations cannot be determined at this time.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

Results of Operations

For the year ended July 31, 2013, we generated revenues of $ 48,000 from sub license fees from Lumut.  There can be no assurance that such fees will be paid on a timely basis.  In 2011, we did not generate any revenues.

For the year ended July 31, 2013, our expenses totaled $ 45,565 consisting primarily of audit and review fees of $ 10,515, bad debt expense of $ 10,000 based on our estimate of the collectability of license fees from Lumut,    $ 9,000 in impairment expense on our intangible asset – license, consulting fees for EDGAR/XBRL services for $ 2,148, and $ 7,000 on professional fees for preparation of periodic reports.  Mr. Sale contributed management services valued at $ 2,500. We also incurred $ 3,833 in amortization expenses on our license.  The license is amortized on a straight line basis over a 10 year period. We do not expect our expenses to vary significantly in the future.

For the year ended July 31, 2012, our expenses totaled $ 15,367 consisting primarily of audit and review fees of $ 7,810, consulting fees for EDGAR/XBRL services for $ 2,447, and $ 2,100 on professional fees for preparation of quarterly reports.  Mr. Sale contributed management services valued at $ 2,500.

Liquidity and Capital Resources

As of July 31, 2013, we had assets totaling $ 67,988, comprised of cash of $ 2,821, license fees receivable of $ 48,000 (less allowance for doubtful accounts of $ 10,000) and an intangible asset – license of $ 40,000, less amortization $3,833 and impairment of $ 9,000.   The impairment was based on our estimate of the likelihood of establishing bottled water operations as of December 31, 2013.  We foresee that our licensor, Oxford will grant an extension for a fee however such arrangement has not yet materialized.

Our cash requirements for the next twelve months are $ 27,000.

Audit and accounting	$ 10,000
Consulting fees	7,000
Filing fees	5,000
Miscellaneous	5,000

Total	$ 27,000

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

Sources of Capital:

We expect to sustain our working capital needs with the monthly license fee of $ 4,000 as per our agreement with Lumut and also through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.  License fees from Lumut commenced August 15, 2012 and will end December 15, 2013.  There can be no assurance that such fees will be paid on a timely basis. As of the year end, July 31, 2013, we have allocated $ 10,000 in reserve for bad debt based on our estimate of collectability from Lumut.

Cash Flows

Operating Activities:

Cash provided from operating activities for year ended July 31, 2013 was $953 and cash consumed by operating activities for the fiscal year ended July 31, 2012 was $5,057.  The $6,010 improvement was principally the result of the receipt of $16,000 against the $64,000 sub license fee, partly offset by operating expenses paid in cash.  Expenses not requiring the outlay of cash include an allowance for doubtful accounts of $10,000, Impairment of the value of our license agreement in the amount of $9,000, amortization of the license agreement value in the amount of $3,833 and the contribution of services by a manager in the amount of $2,500.  In addition, current payables increased by $5,185.

The allowance for doubtful accounts was based on the payment patterns of our sole customer.  The impairment was primarily based on our quantitative assessment of the value of our license agreement based on the likelihood of establishing bottling operations by December 31, 2013 reduced by the likelihood of a contract extension with our licensor.

The decrease in cash flow from operations for the fiscal year ended July 31, 2012 was primarily from a loss of $15,367.  Partly offsetting the cash effect of the loss were an increase in accounts payable in the amount of $7.810, primarily incurred for accounting fees, and a non-cash management fee contributed by a shareholder in the amount of $2,500.

Investing Activities

Our investing activities for the year ended July 31, 2013 consisted of the acquisition of our technology license in the amount of $40,000 pursuant to an obligation incurred in 2012.  There were no investing activities involving cash flow in 2012.

Financing Activities

For the year ended July 31, 2013 our cash flow from financing was from $3,000 in shareholder loans.  For 2012 our cash flows were from $33,425 in shareholder loans and $10,500 from the sale of common shares.  We issued 10,500,000 shares of stock to 30 shareholders at a price of $0.001 per share.

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

Material Commitments

As per our Agreement with Oxford, we are obligated to establish bottled water operations on or before December 31, 2013.  If we fail to do so, our agreement with Oxford is void.  We are currently in discussions to extend the December 31, 2013 deadline with Oxford for a fee.  No formal terms or agreements have yet materialized. The license fee paid to Oxford is not refundable.  We have also extended this term as per our agreement with Lumut.  The license fees paid by Lumut to us are also not refundable.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

July 31, 2013 and 2012

Report of Independent Certified Public Accounting Firm, F-1

Balance Sheets, F-2

Statements of Operations, F-3

Statements of Changes in Stockholders’ Equity, F-4

Statements of Cash Flows, F-5

Notes to Financial Statements, F-6

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Xtralink Corp.

We have audited the accompanying balance sheets of Xtralink Corp. (a development stage company) as of July 31, 2013 and 2012, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended July 31, 2013 and 2012 and the period July 29, 2010 (date of inception) to July 31,  2013.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Xtralink Corp. as of July 31, 2013 and 2012, and the results of its operations and cash flows for the years ended July 31, 2013 and 2012 and the period July 29, 2010 to July 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at July 31, 2013, the Company had an accumulated deficit of $ 15,433 and has a history of continuing losses. These and other factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Jeffrey & Company, Certified Public Accountants

November 5, 2013
Wayne, New Jersey

-F1-

XTRALINK CORP.

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2013	July 31, 2012
ASSETS

Current Asset:
Cash	$ 2,821	$ 38,868
License fee receivable	48,000	-
Less: allowance for doubtful accounts	(10,000)	-
Total current assets	40,821	38,868

Other Asset
Intangible asset – License	40,000	40,000
Less: impairment	(9,000)	-
Less: accumulated amortization	(3,833)	-
Total Other Assets	27,167	40,000

Total Assets	$ 67,988	$ 78,868

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 12,515	$ 7,810
Deferred revenue	16,000	-
Royalty payable	480	-
Due to licensor	-	40,000
Due to shareholder	36,425	33,425

Total liabilities	65,420	81,235

Shareholders’ Equity:
Common stock, $.0001 par value, 200,000,000 shares authorized, 35,510,000 shares issued and outstanding	3,551	3,551
Capital in excess of par value	14,450	11,950
Accumulated deficit	(15,433)	(17,868)
Total shareholders’ equity (deficit)	2,568	(2,367)

Total Liabilities and Shareholders’ Equity	$ 67,988	$ 78,868

These accompanying notes are an integral part of these financial statements.

-F2-

XTRALINK CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended July 31, 2013 and 2012

and the Period July 29, 2010 to July 31, 2013

	2013	2012	July 29, 2010 (Date of Inception) To July 31, 2013

Revenue	$ 48,000	$ -	$48,000

Expenses:
Operating expenses	(36,565)	(15,367)	(54,433)
Impairment of asset	(9,000)	-	(9,000)
Total Expenses	(45,565)	(15,367)	(63,433)

Net income (loss)	$ 2,435	$ (15,367)	$(15,433)

Income (Loss) Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of common shares outstanding	35,510,000	29,456,721

These accompanying notes are an integral part of these financial statements.

-F3-

XTRALINK CORP.

(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 29, 2010 (DATE OF INCEPTION) TO JULY 31, 2013

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Balance July 29, 2010	-	$ -	$ -	$ -	$ -

Shares issued for services	25,010,000	2,501	-	-	2,501

Net loss for period	-	-	-	(2,501)	(2,501)

Balance July 31, 2011	25,010,000	2,501	-	(2,501)	-

Shares issued for cash	10,500,000	1,050	9,450	-	10,500

Paid in capital – services	-	-	2,500	-	2,500

Net loss for period	-	-	-	(15,367)	(15,367)

Balance July 31, 2012	35,510,000	3,551	11,950	(17,868)	(2,367)

Paid in capital – services	-	-	2,500	-	2,500

Net income for period	-	-	-	2,435	2,435

Balance July 31, 2013	35,510,000	$ 3,551	$ 14,450	$ (15,433)	$ 2,568

These accompanying notes are an integral part of these financial statements.

-F4-

XTRALINK CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended July 31, 2013 and 2012

and for the Period July 29, 2010 to July 31, 2013

	2013	2012	July 29, 2010 (Date of Inception) to July 31, 2013
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$ 2,435	$ (15,367)	$(15,433)
Adjustments required to reconcile net loss to net
cash provided by operating activities:
Charges not requiring outlay of cash:
Amortization	3,833	-	3,833
Allowance for doubtful accounts	10,000		10,000
Impairment of intangible asset	9,000		9,000
Management fee contributed by shareholder	2,500	2,500	5,000
Shares issued for organization expenses	-	-	2,501
Changes in assets and liabilities:
Increase in license fee receivable	(48,000)	-	(48,000)
Increase in accounts payable	4,705	7,810	12,515
Increase in deferred revenue	16,000	-	16,000
Increase in royalty payable	480	-	480

Net Cash Provided by (Consumed) by Operating Activities	953	(5,057)	(4,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	(40,000)	-	(40,000)
Net Cash Consumed by Investing Activities	(40,000)	-	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common shares	-	10,500	10,500
Proceeds from shareholder loans	3,000	33,425	36,425

Net Cash Provided by Financing Activities	3,000	43,925	46,925

Net increase (decrease) in cash	(36,047)	38,868	2,821

Cash balance, beginning of period	38,868	-	-

Cash balance, end of period	$ 2,821	$ 38,868	$ 2,821

These accompanying notes are an integral part of these financial statements.

-F5-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

Note 1 - Nature of Operations

Xtralink Corp. was incorporated in Nevada on July 29, 2010.  The Company’s business objective is to license Water Conversion Technology through qualified interests and establish bottled water operations through a joint venture.  The Company is considered a "Development Stage Company".

On June 10, 2012, the Company entered into a Licensing Agreement (the “Agreement”) with Oxford International Inc. (“Oxford”), to license proprietary technology relating to converting municipal water to oxygen enriched pH balanced water (the “Water Conversion Technology”).  The Company obtained exclusive licensing rights in the country of Singapore for a period of 20 years.  The Company will have exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology.   The license fee was $ 40,000.  The Company is subject to a royalty of 2% on licensee fees received from appointed sub-licensees as well as 2% on gross sales generated from operations.

The Company is obligated to establish water bottling operations by December 31, 2013.  In the event the Company has not established operations by that date, Oxford has a right to void the Agreement.

On June 13, 2012, the Company entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut was subject to a sub-license fee of $ 64,000 payable in monthly installments of $ 4,000  commencing August 15, 2012 and ending December 15, 2013.  As required by the Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut will also be required to establish bottled water operations by December 31, 2013; in the event that this is not achieved, our agreement with Lumut will be void.  License fees paid are not refundable.

The Company has a right to participate as a 40% joint venture partner with Lumut for a $ 150,000 investment.

Note 2 - Going Concern

The Company's financial statements have been presented assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has negative working capital, has an accumulated deficit of $ 15,433, and presently does not have the resources to accomplish its objectives during the next twelve months.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Note 3 - Significant Accounting Policies

Basis of presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

-F6-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

Note 3 - Significant Accounting Policies (continued)

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

Accounts Receivable

The Company has established an allowance for doubtful accounts based on customer history and payment patterns.

-F7-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

Note 3 - Significant Accounting Policies, continued

Fair value of financial instruments

The Company follows ASC 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and ASC 820-10-35-37 of the FASB Accounting Standards Codification ("ASC 820-10-35-37") to measure the fair value of its financial instruments.  ASC 820-10-35-37 established a framework for measuring fair value (U.S. GAAP), and expanded disclosure requirements about fair value measurements.  To increase consistency and comparability in fair value measurement and related disclosures, ASC 820-10-35-37 established a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three (3) levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

Level 1

Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2

Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3

Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Concentrations

The Company has an exclusive technology arrangement to license and operate an oxygenated and PH balanced water bottling system in the territory of Singapore.  It is committed under that license agreement to begin bottling water by December 31, 2013.  The Company has entered into an agreement with a third party, Lumut Technologies, LTD., to develop and operate the bottling plant.  This has created concentrations in location and customer base.

Accounts receivable has a concentration in one customer.  This customer has a poor payment history and a large overdue account balance.

Amortization

Capitalized license rights as described in Note 1 are being amortized over a ten year period beginning August 15, 2012.

-F8-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

Note 3 - Significant Accounting Policies, continued

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

Recently issued accounting standards

Management does not believe that any recently issued accounting pronouncements, whether effective or not if adopted, would have a material effect on the accompanying financial statements.

Revenue Recognition

Revenue is derived from licensing agreements.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract amount is fixed or determinable, and collectability is probable.

-F9-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

Note 4 - Impairment of Assets

The Company has made a qualitative evaluation of its license agreement which is recorded as an intangible asset.  It has determined that it is more likely than not that the value of the asset is less than its carrying value, resulting in impairment.  Based on that evaluation the Company has made a quantitative analysis based on factors including likelihood that the Project will be completed, probability that the license will be extended, and the possibility of resale or replacing the licensee and has determined that there is a 25% reduction in the net carrying value of the license at the balance sheet date.  Future changes in these inputs are likely to change the value of the intangible asset.  The measurement of value will be reviewed quarterly.

Year Ended July 31, 2013

Beginning Value of License based on Cost	$40,000
Amortization	(3,833)
Impairment	(9,000)

Ending balance, July 31, 2013	$27,167

Amortization is included in operating expenses and impairment is shown as a separate line item on the income statement and balance sheet.

Note 5 - Related Party Transaction

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its resident agent at no charge. Management estimates the value of such space and equipment to be immaterial.

During year ended July 31, 2012, Sale, the Company president, advanced $33,425 to fund working capital needs. During the year ended July 31, 2013, Mr. Sale advanced another $3,000, also to fund working capital needs.  Those advances do not bear interest and have no stated terms for repayment.  Also during the year ended July 31, 2013 and July 31, 2012, Mr. Sale contributed his services valued at $ 2,500 in each year; these amounts were added to Paid in Capital.

Note 6 - Common Stock

Effective February 27, 2012, the Company entered into share subscription agreements with 30 shareholders for the sale of 10,500,000 common shares at $ 0.001 per share for total proceeds of $ 10,500.

Note 7 – Revenue Recognition

The Company has treated the sub-license agreement as a sale, with recognition of equal monthly amounts over a period ending December 31, 2013, when the project will either continue under the license fee agreement or all rights will terminate.  During the year ended July 31, 2013 this has resulted in revenue recognized of $ 48,000 and deferred revenue of $ 16,000.  The license sale is for a one year period ending August 15, 2013 and is renewable annually for nominal payments for twenty years.
-F10-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

Note 8 - Income Taxes

The Company has experienced losses since inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The total of these tax basis NOL's at July 31, 2013 was $10,433.  The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under provisions of the pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded a noncurrent deferred tax asset as presented below.  The deferred tax asset decreased during 2013 by $741, the result of deducting 2013 net income.

Deferred Tax Asset	$ 1,564
Valuation Allowance	(1,564)
Balance Recognized	$ -

If not used, the NOL carryforward will expire in the years ended July 31 as listed below:

2031	$ -
2032	10,433

Since the Company has been in existence only since 2010, all of its tax returns are subject to examination by the Internal Revenue Service. Directors fees in the amount of $ 2,500 for each years ended July 31, 2013 and 2012 were credited to equity and not deductible for tax purposes.

-F11-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

Note 9 -  Supplemental Cash Flows Information

There was no cash paid during either the year 2013 and 2012 for interest or income taxes.

Except for the transactions described in the following sentences, there were no non cash financing or investing transactions during either the year 2013 and 2012.  During the July 31, 2012 year, an intangible asset was acquired for $40,000, which was paid in August 2012.  During each the years ended July 31, 2013 and 2012, $2,500 was accrued for the services of the CEO, Maurice Sales and added to paid in capital.

Note 10  - Expenses

Major categories of expense include the following:

	Year Ended July 31, 2013	Year Ended July 31, 2012
Amortization	$3,833	$ -
Audit fee	10,515	7,810
Allowance for doubtful accounts	10,000	-
Impairment charge	9,000	-
Professional and management fees	9,500	5,110
Other	2,717	2,447

Total	$45,565	$15,367

-F12-

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

As of July 31, 2013, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officers concluded that the disclosure controls and procedures were effective as of  the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2013, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Period Serving	Term (1)
Maurice Sale	73	President, CEO, CAO, CFO, Director, Treasurer, Secretary	August 2, 2013-August 1, 2014	1 year

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

Investor Relations

As of July 31, 2013, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission.   As of the year ended July 31, 2013, our officers and directors have complied with Section 16(a).

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

ITEM 11.              EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2013 and 2011; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2013 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maurice Sale President, CEO, CFO	2012 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

For the year ended July 31, 2012, $ 2,500 was accrued for Mr. Sale’s management services and added to Paid in Capital.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended July 31, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2013.

Option Exercises

During our Fiscal year ended July 31, 2013 there were no options exercised by our named officers.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of July 31, 2013 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

(1)       Based on 35,510,000 shares outstanding as of July 31, 2013.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2013	2012
Audit fees	$ 9,915	$ 7,810
Audit related fees	600	-
Tax fees	-	-
All other fees	-	-

Total	$ 10,515	$ 7,810

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
101

Financial statements from the annual report on Form 10-K of the Company for the year ended July 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*Filed on Form 10-12G with the SEC on September 30, 2011

**Filed on Form 10A-12G/A with the SEC on November 10, 2011

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTRALINK CORP.

Date:      November 8, 2013

                /s/ Maurice Sale

By:

Maurice Sale

President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Maurice Sale	President, CEO, CFO, Treasurer and Director	November 8, 2013
Maurice Sale