Form 10-Q
period 2013-10-31
XTRALINK Corp
filed 2013-12-12
CIK 1531434

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54508

XTRALINK CORP.

(A Development Stage Company)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     [ ]                                                                            Accelerated filer                    [ ]

Non-accelerated filer       [ ]                                                                           Smaller reporting company  [x]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,510,000 shares of common stock, par value $.0001 per share, outstanding as of December 12, 2013.

XTRALINK CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XTRALINK CORP.

FINANCIAL STATEMENTS

OCTOBER 31, 2013

XTRALINK CORP.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	October 31, 2013	July 31, 2013
ASSETS

Current Asset:
Cash	$ 13,006	$ 2,821
License fee receivable	26,000	48,000
Less: allowance for doubtful accounts	(10,000)	(10,000)

Total Current Assets	29,006	40,821

Other Asset
Intangible asset – License	40,000	40,000
Less: provision for impairment	(9,000)	(9,000)
Accumulated amortization	(4,965)	(3,833)
Total Other Assets	26,035	27,167

Total Assets	$55,041	$ 67,988

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 9,600	$ 12,515
Deferred revenue	4,000	16,000
Royalty payable	720	480
Due to shareholder	36,425	36,425

Total Liabilities	50,745	65,420

Shareholders’ Equity:
Common stock, $.0001 par value, 200,000,000 shares authorized: 35,510,000 shares issued and outstanding	3,551	3,551
Capital in excess of par value	14,450	14,450
Accumulated deficit	(13,705)	(15,433)
Total shareholders’ equity	4,296	2,568

Total Liabilities and Shareholders’ Equity	$55,041	$ 67,988

These accompanying notes are an integral part of these condensed financial statements.

-F1-

XTRALINK CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Periods Ended October 31,		July 29, 2010 (Date of Inception) To October 31,
	2013	2012	2013

Revenues	$ 12,000	$ 12,000	$ 60,000

General and Administrative Expenses	10,272	8,900	73,705

Total expenses	10,272	8,900	73,705
Net income (loss)	$ 1,728	$ 3,100	$ (13,705)

Net income per common share -
basic and diluted	$ -	$ -

Weighted average number of common
shares outstanding	35,510,000	35,510,000

The accompanying notes are an integral part of these condensed financial statements.

-F2-

XTRALINK CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Month Periods Ended October 31,		July 29, 2010 (Date of Inception) to October 31, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 1,728	$ 3,100	$ (13,705)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charges not requiring the outlay of cash:
Amortization	1,132	833	4,965
Allowance for doubtful accounts	-	-	10,000
Impairment of intangible asset	-	-	9,000
Management fee contributed by shareholder	-	-	5,000
Share issued for organization expenses	-	-	2,501
Changes in assets and liabilities:
Decrease (increase) in license fee receivable	22,000	-	(26,000)
Increase (decrease) in accounts payable	(2,915)	4,000	9,600
Increase in unearned revenue	-	4,000	-
Increase in royalty payable	240	-	720
Increase (decrease) in deferred revenue	(12,000)	-	4,000

Net cash provided by operating activities	10,185	11,933	6,081

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of license	-	(40,000)	(40,000)
Net cash consumed by investing activities	-	(40,000)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	-	3,000	36,425
Proceeds from issuance of common shares	-	-	10,500

Net cash provided by financing activities	-	3,000	46,925

Net change in cash balance	10,185	(25,067)	13,006

Cash, at beginning of period	2,821	38,868	-

Cash, at end of period	$ 13,006	$ 13,801	$ 13,006

The accompanying notes are an integral part of these condensed financial statements.

-F3-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2013

(UNAUDITED)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of XTRALINK CORP.(a development stage company) as of October 31, 2013 and for the three month periods ended October 31, 2013 and 2012 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the three month periods ended October 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2014.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the fiscal year ended July 31, 2013.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Financial Statements and accompanying disclosures.

NOTE 2 - Related Party Transaction

The shareholder loan balance payable, which is currently $ 36,425, was made to fund working capital needs.  That advance does not bear interest and has no stated terms for repayment.

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

NOTE 4 - REVENUE RECOGNITION

The Company has treated the sub-license agreement as a sale, with recognition of equal monthly amounts over a period ending December, 2013, when the project will either continue under the license fee agreement or all rights will terminate.  During the three months ended October 31, 2013 this has resulted in revenue recognition of $ 12,000 and revenue deferral of $ 4,000.  The license sale is for a one year period ending August 15, 2014 and is renewable annually for nominal payments for twenty years.

NOTE 5 - INCOME TAXES

The Company files federal income tax returns on the cash basis.  There is a tax loss carry forward and a loss is anticipated for the current year; therefore, no tax has been accrued.  No corresponding tax asset is recorded due to a valuation allowance.

-F4-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2013

(UNAUDITED)

NOTE 6 - EXPENSES

General and administrative expenses consist of the following:

			July 29, 2010
	Three Month Periods Ended		(Date of Inception)
	October 31,		To October 31,
	2013	2012	2013
Professional fees	$ 8,835	$ 8,000	$ 46,366
Bad debt			10,000
Impairment of asset			9,000
Amortization	1,132	833	4,965
Organization expense	-	-	2,501
Royalty fees	240	-	720
Other	65	67	153
Total	$ 10,272	$ 8,900	$ 73,705

NOTE 7 – SUBSEQUENT EVENTS

On December 9, 2013, the Company signed an addendum to the license agreement made with Oxford International Inc. ("Oxford") on June 10, 2012.  This agreement will extend the commencement of operations date for one year, from December 31, 2013 until December 31, 2014, for a fee of $20,000.  An initial payment of $ 10,000 is due on or before December 31, 2013 and the balance is payable on or before April 30, 2014.

On December 9, 2013, the Company signed an addendum to the sub license agreement made with Lumut Technologies Inc. ("Lumut") on June 13, 2012.  This agreement will extend the terms of the extension granted by Oxford International, Inc. as noted above to allow Lumut an additional year to commence operations by December 31, 2014.  Under this extension a fee of $20,000 is due as a lump sum payment or the fee can be paid in monthly installments of $5,000 commencing January 1, 2014 until May 1, 2014, totaling $25,000.  Lumut has chosen the installment option.

-F5-

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

Description of Business

The Company was incorporated in the State of Nevada on July 29, 2010 (Inception) and maintains its principal executive office at 7582 Las Vegas Boulevard #325, Las Vegas Nevada.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on September 30, 2011, and since its effectiveness the Company has focused its efforts to identify a possible business combination.

On June 10, 2012, we entered into a Licensing Agreement (the “Agreement”) with Oxford International Inc. (“Oxford”), to license proprietary technology relating to converting municipal water to oxygen enriched pH balanced water (the “Water Conversion Technology”).  We obtained exclusive licensing rights in the country of Singapore for a period of 20 years.  We will have exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology.   The license fee of $ 40,000 was paid in full on August 15, 2012.  We are subject to a royalty of 2% on licensee fees received from appointed sub-licensees as well as 2% on gross sales generated from operations.  We are obligated to establish water bottling operations by December 31, 2013.  In the event that we have not established operations by this date, Oxford has a right to void the Agreement.  The 2% royalty on license fees was waived by Oxford until February 1, 2013.

On December 9, 2013, we signed an addendum to the license agreement made with Oxford to extend the commencement of operations date from December 31, 2013 for one year until December 31, 2014 for consideration of $20,000.  An initial $10,000 is payable on or before December 31, 2013 and the remaining balance is payable on or before April 30, 2014.

Our business objective is to license the Water Conversion Technology through qualified interests and establish bottled water operations through a joint venture.

On June 13, 2012, we entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut is subject to a sub-license fee of $ 64,000 payable in monthly installments of $ 4,000 commencing August 15, 2012, ending December 15, 2013.  As per our Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut will also be required to establish bottled water operations by December 31, 2013 and in the event this is not achieved, our agreement with Lumut will be void.  License fees paid are not refundable.

We have a right to participate in joint venture operations with Lumut for a $ 150,000 investment for 40% ownership of the joint venture.  We intend to enter into a joint venture agreement with Lumut to establish bottled water operations and are currently negotiating terms.  There can be no assurance that a joint venture agreement will materialize.

On December 9, 2013, we signed an addendum to the sub license agreement made with Lumut to extend the terms of the extension granted by Oxford as noted above to allow Lumut an additional year to commence operations by December 31, 2014.  For consideration, $20,000 is due as a lump sum payment or payable by monthly installments of $5,000 commencing January 1, 2014 until May 1, 2014 totaling $25,000.  Lumut has chosen the installment option.

During the next twelve months we anticipate incurring costs related to filing Exchange Act reports, legal and audit costs and furthering our efforts in establishing bottled water operations.

We believe we will be able to meet these costs with funds to be loaned to or invested in us by our shareholders, management or other investors. As of the date of the period covered by this report, we have $13,006 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Liquidity and Capital Resources

As of October 31, 2013, the Company had assets comprised of cash ($13,006), license fee receivable, net ($16,000) and an investment in our Water Conversion Technology license, net ($ 26,035).  The Company’s current liabilities as of October 31, 2013 totalled $ 50,745, comprised of accrued liabilities of professional fees ($9,600), amounts due to shareholder ($36,425) and royalties payable ($720).  Deferred revenue totaled $ 4,000 as a result of treating the sub-license agreement as a sale, with recognition of equal monthly amounts over a period ending December, 2013, when the project will either continue under the license fee agreement or all rights will terminate.  During the three months ended October 31, 2013 this has resulted in revenue recognized of $ 12,000.   The license sale is for a one year period ending August 15, 2014 and is renewable annually for nominal payments for twenty years.

The Company will require approximately $ 27,000 during the next twelve months to fund its working capital needs as follows:

Filing fees	5,000
Audit and accounting	10,000
Professional fees	10,000
Miscellaneous	2,000

Total	$ 27,000

Additionally, the shareholder loan in the amount of $36,425 is a demand note due and while we do not anticipate a requirement to repay the note, there is no guarantee.

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

Sources of Capital:

We expect to sustain our working capital needs with the monthly license fee of $ 4,000 as per our agreement with Lumut and through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures we will receive such loans. We may exhaust this source of funding at any time.  License fees from Lumut commenced August 15, 2012 and will continue until December 15, 2013.  There can be no assurance that such fees will be paid on a timely basis.

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Results of Operations

For the three month period ended October 31, 2013, we generated $ 12,000 in revenues from sub license fees recognized under the contract with Lumut.  The license fees received cover the period August 2013 to October 31, 2013.  There can be no assurance that such payments will be made on a timely basis in the future.

For the three month period ended October 31, 2013, our expenses totaled $ 10,272 consisting primarily of audit and review fees of $ 4,000, consulting fees for preparation of periodic reports for $ 4,000 ($ 4,000 per year end and $ 1,000 per quarter), royalty fees of $ 2,40and other expense of $ 65. We incurred $ 1,132 in amortization expenses on our license.  Following an impairment charge in the fourth quarter of the year ended July 31, 2013 the net remaining cost of the license is being amortized over a shortened remaining life of six years.

For the quarter ended October 31, 2012, we generated $ 12,000 in revenues from sub license fees received from Lumut.  The license fees received cover the period August to October.  An additional $ 4,000 was paid for November and is recorded as unearned revenue.  There can be no assurance that such payments will be made on a timely basis in the future.

For the quarter ended October 31, 2012, our expenses totaled $ 8,900 consisting primarily of audit and review fees of $ 4,000, and consulting fees for preparation of periodic reports for $ 4,000. We incurred $ 833 in amortization expenses on our license.  The license was being amortized on a straight line basis over a 10 year period.

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

As of October 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

N/A.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013.

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

XTRALINK CORP.

Dated: December 12, 2013	By:	/s/ Maurice Sale
Maurice Sale
President and Director Principal Executive Officer Principal Financial Officer