Form 10-Q
period 2014-01-31
XTRALINK Corp
filed 2014-03-20
CIK 1531434

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

(702)-637-6144

(Registrant telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,510,000 shares of common stock, par value $.0001 per share, outstanding as of March 17, 2014.

XTRALINK CORP.

(A DEVELOPMENT STAGE COMPANY)

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XTRALINK CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JANUARY 31, 2014

XTRALINK CORP.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	January 31, 2014	July 31, 2013
ASSETS

Current Asset:
Cash	$ 67	$ 2,821
License fee receivable	26,000	48,000
Less: allowance for doubtful accounts	(13,000)	(10,000)

Total Current Assets	13,067	40,821

Other Asset
Intangible asset – License	40,000	40,000
Less: provision for impairment	(12,000)	(9,000)
Accumulated amortization	(6,097)	(3,833)
Total Other Assets	21,903	27,167

Total Assets	$ 34,970	$ 67,988

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued liabilities	$ 12,652	$ 12,515
Deferred revenue	-	16,000
Royalty payable	720	480
Due to shareholder	36,425	36,425

Total Liabilities	49,797	65,420

Shareholders’ Equity (Deficit):
Common stock, $.0001 par value, 200,000,000 shares authorized: 35,510,000 shares issued and outstanding	3,551	3,551
Capital in excess of par value	14,450	14,450
Accumulated deficit	(32,828)	(15,433)
Total shareholders’ equity (deficit)	(14,827)	2,568

Total Liabilities and Shareholders’ Equity (Deficit)	$ 34,970	$ 67,988

These accompanying notes are an integral part of these condensed financial statements.

-F1-

XTRALINK CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Month Periods Ended January 31,		Three Month Periods Ended January 31,		July 29, 2010 (Date of Inception) To January 31,
	2014	2013	2014	2013	2014

Revenues	$ 16,000	$ 24,000	$ 4,000	$ 12,000	$ 64,000

General and Administrative Expenses	33,395	12,815	23,123	3,915	96,828

Total expenses	33,395	12,815	23,123	3,915	96,828
Net income (loss)	$ (17,395)	$ 11,185	$ (19,123)	$ 8,085	$ (32,828)

Net income (loss) per common share – basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	35,510,000	35,510,000	35,510,000	35,510,000

The accompanying notes are an integral part of these condensed financial statements.

-F2-

XTRALINK CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Month Periods Ended January 31,		July 29, 2010 (Date of Inception) to January 31, 2014
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (17,395)	$ 11,185	$ (32,828)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charges not requiring the outlay of cash:
Amortization	2,264	1,833	6,097
Allowance for doubtful accounts	3,000	-	13,000
Impairment of intangible asset	3,000	-	12,000
Management fee contributed by shareholder	-	-	5,000
Share issued for organization expenses	-	-	2,501
Changes in assets and liabilities:
Decrease (increase) in license fee receivable	22,000	(48,000)	(26,000)
Increase in accrued liabilities	137	-	12,652
Increase in royalty payable	240	-	720
Increase (decrease) in deferred revenue	(16,000)	40,000	-

Net cash provided by (used in) operating activities	(2,754)	5,018	(6,858)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of license	-	(40,000)	(40,000)
Net cash consumed by investing activities	-	(40,000)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	-	3,000	36,425
Proceeds from issuance of common shares	-	-	10,500

Net cash provided by financing activities	-	3,000	46,925

Net change in cash balance	(2,754)	(31,982)	67

Cash, at beginning of period	2,821	38,868	-

Cash, at end of period	$ 67	$ 6,886	$ 67

The accompanying notes are an integral part of these condensed financial statements.

-F3-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2014

(UNAUDITED)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of XTRALINK CORP.(a development stage company) as of January 31, 2014 and for the three and six month periods ended January 31, 2014 and 2013 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the six month periods ended January 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2014.

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

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit, has a working capital deficiency and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans to overcome these difficulties include, but are not limited to, the continuing effort to raise capital, primarily through shareholder loans and equity financing.

NOTE 4 - REVENUE RECOGNITION

The Company has treated the sub-license agreement as a sale, with recognition of equal monthly amounts over a period ending December, 2013.  During the six months ended January 31, 2014 this has resulted in revenue recognition of $ 16,000 and revenue deferral recognized in its entirety.  The license sale is for a one year period ending August 15, 2014 and is renewable annually for nominal payments for twenty years.

NOTE 5 - INCOME TAXES

The Company files federal income tax returns on the cash basis.  There is a tax loss carry forward and a loss is anticipated for the current year; therefore, no tax has been accrued.  No corresponding tax asset is recorded but has been offset by a valuation allowance.

-F4-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2014

(UNAUDITED)

NOTE 6 - EXPENSES

General and administrative expenses consist of the following:

	Six Month Periods Ended
	January 31,
	2014	2013
Professional fees	$ 14,781	$ 10,915
Extension fee	10,000	-
Bad debt	3,000	-
Impairment of asset	3,000	-
Amortization	2,264	1,833
Royalty fees	240	-
Other	110	67
Total	$ 33,395	$ 12,815

NOTE 7 – ADDENDUM AGREEMENTS

On December 9, 2013, the Company signed an addendum to the license agreement made with Oxford International Inc. ("Oxford") on June 10, 2012.  This addendum will extend the commencement of operations date for one year, from December 31, 2013 until December 31, 2014, for a fee of $20,000.  An initial fee of $ 10,000 was paid before December 31, 2013 and the balance is payable on or before April 30, 2014.

On December 9, 2013, the Company signed an addendum to the sub license agreement made with Lumut Technologies Inc. ("Lumut") on June 13, 2012.  This addendum will extend the terms of the extension granted by Oxford International, Inc. as noted above to allow Lumut an additional year to commence operations by December 31, 2014.  Under this extension a fee of $20,000 is due as a lump sum payment or the fee can be paid in monthly installments of $5,000 commencing February 1, 2014 until June 1, 2014, totaling $25,000.  Lumut has chosen the installment option. This transaction will be recorded in the next quarter when an initial payment is received.  It is not included in income or accounts receivable in the current financial statements.

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

On December 9, 2013, we signed an addendum to the license agreement made with Oxford to extend the commencement of operations date from December 31, 2013 for one year until December 31, 2014 for consideration of $20,000.  An initial $10,000 was paid in December 2013 and the remaining balance is payable on or before April 30, 2014.

Our business objective is to license the Water Conversion Technology through qualified interests and establish bottled water operations through a joint venture.

On June 13, 2012, we entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut was subject to a sub-license fee of $ 64,000 payable in monthly installments of $ 4,000 commencing August 15, 2012, ending December 15, 2013.  As per our Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut will be required to establish bottled water operations by December 31, 2013.  This deadline has been extended, see below. License fees paid are not refundable.

We have a right to participate in joint venture operations with Lumut for a $ 150,000 investment for 40% ownership of the joint venture.  We intend to enter into a joint venture agreement with Lumut to establish bottled water operations and are currently negotiating terms.  There can be no assurance that a joint venture agreement will materialize.

On December 9, 2013, we signed an addendum to the sub license agreement made with Lumut to extend the terms of the extension granted by Oxford as noted above to allow Lumut an additional year to commence operations by December 31, 2014.  For consideration, $20,000 is due as a lump sum payment or payable by monthly installments of $5,000 commencing February 1, 2014 until June 1, 2014 totaling $25,000.  Lumut has chosen the installment option.

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

Liquidity and Capital Resources

As of January 31, 2014, the Company had assets comprised of cash ($67), license fee receivable, net ($13,000) and an investment in our Water Conversion Technology license, net ($ 21,903).  The Company’s current liabilities as of January 31, 2014 totaled $ 49,797, comprised of accrued liabilities of professional fees ($ 12,652), amounts due to shareholder ($36,425) and royalties payable ($720).  Deferred revenues were derived from treating the sub-license agreement as a sale, with recognition of equal monthly amounts over a period ending December, 2013.  During the six months ended January 31, 2014 this has resulted in revenue recognized of $ 16,000 and deferred revenues realized in its entirety.   The license sale is for a one year period ending August 15, 2014 and is renewable annually for nominal payments for twenty years.

The Company will require approximately $ 35,500 during the next twelve months to fund its working capital needs as follows:

Filing fees	5,500
Audit and accounting	12,000
Professional fees	7,000
Miscellaneous	1,000
Extension fee	10,000
Total	$ 35,500

Additionally, the shareholder loan in the amount of $36,425 is a demand note.  While we do not anticipate a requirement to repay the note, there is no guarantee.

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

Sources of Capital:

We expect to sustain our working capital needs with the monthly extensions fees of $ 5,000 per month as per our agreements with Lumut and through shareholder loans and private placements.   A total of $ 26,000 in license fees is owed by Lumut.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures we will receive such loans. We may exhaust this source of funding at any time.  License fees from Lumut commenced August 15, 2012 and were to continue until December 15, 2013.  Portions of these fees are now overdue. There can be no assurance that such fees will be paid on a timely basis.

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Results of Operations

For the six month period ended January 31, 2014, we generated $ 16,000 in revenues from sub license fees recognized under the contract with Lumut.  The license fees recognized cover the period August 2013 to January 31, 2014.  There can be no assurance that such payments will be made on a timely basis in the future.

For the six month period ended January 31, 2014, our expenses totaled $ 33,395 consisting primarily of audit and review fees of $8,283, consulting fees for preparation of periodic reports for $ 5,000 ($ 4,000 per year end and $ 1,000 per quarter), bad debt expense of $ 3,000 which has been allocated based on the likelihood of collectability, edgar/xbrl feels of $ 1,363, royalty fees of $ 240 and other expense of $ 110. We incurred $2,264 in amortization expenses on our license.  Following an impairment charge in the fourth quarter of the year ended July 31, 2013 the net remaining cost of the license is being amortized over a shortened remaining life of six years. We have allocated an additional $ 3,000 in impairment charges during the current quarter. In order to extend our license agreement with Oxford until December 31, 2014, we have incurred $ 10,000 in extension fees.  A further $ 10,000 is owed prior to April 30, 2014.

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

As of January 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Mine Safety Disclosures .

N/A.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011.
*3.2	By-laws.
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended January 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on September 30, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTRALINK CORP.

Dated: March 17, 2014	By:	/s/ Maurice Sale
Maurice Sale
President and Director Principal Executive Officer Principal Financial Officer