Form 10-Q
period 2014-04-30
XTRALINK Corp
filed 2014-06-12
CIK 1531434

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,510,000 shares of common stock, par value $.0001 per share, outstanding as of June 12, 2014.

XTRALINK CORP.

(A DEVELOPMENT STAGE COMPANY)

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XTRALINK CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

APRIL 30, 2014

XTRALINK CORP.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	April 30, 2014	July 31, 2013
ASSETS

Current Asset:
Cash	$ 26	$ 2,821
License fee receivable	51,000	48,000
Less: allowance for doubtful accounts	(13,000)	(10,000)

Total Current Assets	38,026	40,821

Other Asset
Intangible asset – License	40,000	40,000
Less: provision for impairment	(12,000)	(9,000)
Accumulated amortization	(7,229)	(3,833)
Total Other Assets	20,771	27,167

Total Assets	$ 58,797	$ 67,988

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued liabilities	$15,883	$ 12,515
Deferred revenue	18,182	16,000
Due to licensor	10,000	-
Royalty payable	720	480
Due to shareholder	40,221	36,425

Total Liabilities	85,006	65,420

Shareholders’ Equity (Deficit):
Common stock, $.0001 par value, 200,000,000 shares authorized: 35,510,000 shares issued and outstanding	3,551	3,551
Capital in excess of par value	14,450	14,450
Accumulated deficit	(44,210)	(15,433)
Total shareholders’ equity (deficit)	(26,209)	2,568

Total Liabilities and Shareholders’ Equity (Deficit)	$ 58,797	$ 67,988

These accompanying notes are an integral part of these condensed financial statements.

-F1-

XTRALINK CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Month Periods Ended April 30,		Three Month Periods Ended April 30,		July 29, 2010 (Date of Inception) To April 30,
	2014	2013	2014	2013	2014

Revenues	$ 22,818	$ 36,000	$ 6,818	$ 12,000	$ 70,818

General and Administrative Expenses	51,595	18,504	18,201	5,689	115,028

Total expenses	51,595	18,504	18,201	5,689	115,028
Net income (loss)	$ (28,777)	$ 17,496	$ (11,383)	$ 6,311	$ (44,210)

Net income (loss) per common share – basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of common shares outstanding	35,510,000	35,510,000	35,510,000	35,510,000

The accompanying notes are an integral part of these condensed financial statements.

-F2-

XTRALINK CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Month Periods Ended April 30,		July 29, 2010 (Date of Inception) to April 30, 2014
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (28,777)	$ 17,496	$ (44,210)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charges not requiring the outlay of cash:
Amortization	3,396	2,833	7,229
Allowance for doubtful accounts	3,000	-	13,000
Impairment of intangible asset	3,000	-	12,000
Management fee contributed by shareholder	-	-	5,000
Share issued for organization expenses	-	-	2,501
Changes in assets and liabilities:
Increase in license fee receivable	(3,000)	(48,000)	(51,000)
Increase in accrued liabilities	3,368	1,105	15,883
Increase in amounts due to licensor	10,000	-	10,000
Increase in royalty payable	240	240	720
Increase in deferred revenue	2,182	28,000	18,182

Net cash provided by (used in) operating activities	(6,591)	1,674	(10,695)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of license	-	(40,000)	(40,000)
Net cash consumed by investing activities	-	(40,000)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	3,796	3,000	40,221
Proceeds from issuance of common shares	-	-	10,500

Net cash provided by financing activities	3,796	3,000	50,721

Net change in cash balance	(2,795)	(35,326)	26

Cash, at beginning of period	2,821	38,868	-

Cash, at end of period	$ 26	$ 3,542	$ 26

The accompanying notes are an integral part of these condensed financial statements.

-F3-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2014

(UNAUDITED)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of XTRALINK CORP.(a development stage company) as of April 30, 2014 and for the three and nine month periods ended April 30, 2014 and 2013 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the nine month periods ended April 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2014.

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

NOTE 2 - Related Party Transaction

The shareholder loan balance payable, which is currently $ 40,221, was made to fund working capital needs.  That advance does not bear interest and has no stated terms for repayment.  $ 3,796 was advanced during the three and nine months period ended April 30, 2014.

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

NOTE 4 - REVENUE RECOGNITION

As of April 30, 2014, the Company has recognized revenue totaling $ 22,818 derived from the sub license agreement in the amount of $ 16,000 and related extension fees of $ 6,818.  The Company has treated the sub-license agreement and related extension fees as a sale, with recognition of equal monthly amounts over a period from February 1, 2014 through December, 2014.  During the nine months ended April 30, 2014 this has resulted in revenue recognition of $ 16,000 and revenue deferral recognized in its entirety.  Extension fees have resulted in revenue recognition of $ 6,818 and revenue deferral of $ 18,182.  The license sale is for a one year period ending August 15, 2014 and is renewable annually for nominal payments for twenty years.

-F4-

XTRALINK CORP.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2014

(UNAUDITED)

NOTE 5 - INCOME TAXES

The Company files federal income tax returns on the cash basis.  There is a tax loss carry forward and a loss is anticipated for the current year; therefore, no tax has been accrued.  No corresponding tax asset is recorded but has been offset by a valuation allowance.

NOTE 6 - EXPENSES

General and administrative expenses consist of the following:

	Nine Month Periods Ended
	April 30,
	2014	2013
Professional fees	$21,807	$ 15,364
Extension fee	20,000	-
Amortization	3,396	2,833
Bad debt	3,000	-
Impairment of asset	3,000	-
Royalty fees	240	-
Other	152	307
Total	$ 51,595	$18,504

NOTE 7 – ADDENDUM AGREEMENTS

On December 9, 2013, the Company signed an addendum to the license agreement made with Oxford International Inc. ("Oxford") on June 10, 2012.  This addendum will extend the commencement of operations date for one year, from December 31, 2013 until December 31, 2014, for a fee of $20,000.  An initial fee of $ 10,000 was paid before December 31, 2013 and the balance was payable on or before April 30, 2014. This due date was subsequently extended to July 31, 2014.

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

NOTE 8 – SUBSEQUENT EVENTS

Effective May 12, 2014, the Company’s independent accountant, Mr. Robert Jeffrey of Jeffrey and Company resigned.  His resignation was as a result of notification that Jeffery and Company is no longer registered with the Public Company Accounting Oversight Board.

On June 2, 2014, the Company appointed Michael F. Albanese as our independent accountant.  Mr. Albanese is registered with the Public Company Accounting Oversight Board.

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

On December 9, 2013, we signed an addendum to the license agreement made with Oxford to extend the commencement of operations date from December 31, 2013 for one year until December 31, 2014 for consideration of $20,000.  An initial $10,000 was paid in December 2013 and the remaining balance was payable on or before April 30, 2014.   This due date was subsequently extended to July 31, 2014.

Our business objective is to license the Water Conversion Technology through qualified interests and establish bottled water operations through a joint venture.

On June 13, 2012, we entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut was subject to a sub-license fee of $ 64,000 payable in monthly installments of $ 4,000 commencing August 15, 2012, ending December 15, 2013.  As per our Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut  also be

required to establish bottled water operations by December 31, 2013.   This deadline has been extended, see below.    License fees paid are not refundable.

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

Resignation of Independent Accountant

Effective May 12, 2014, the Company’s independent accountant, Mr. Robert Jeffrey of Jeffrey and Company resigned.  His resignation was as a result of notification that Jeffery and Company is no longer registered with the Public Company Accounting Oversight Board.

On June 2, 2014, the Company appointed Michael F. Albanese as our independent accountant.  Mr. Albanese is registered with the Public Company Accounting Oversight Board.

Liquidity and Capital Resources

As of April 30, 2014, the Company had assets comprised of cash ($26), license fee receivable, net ($38,000) and an investment in our Water Conversion Technology license, net ($20,771).  The Company’s current liabilities as of April 30, 2014 totaled $85,006, comprised of accrued liabilities of professional fees ($15,883), amounts due to shareholder ($40,221) and royalties payable ($720).  Deferred revenues were derived from treating the sub-license agreement and related extension fees as a sale, with recognition of equal monthly amounts over a period ending December, 2014.  During the nine months ended April 30, 2014 this has resulted in revenue recognized of $ 16,000 and deferred revenues realized in its entirety.   Extension fees have resulted in revenue recognition of $ 6,818 and revenue deferral of $ 18,182. The license sale is for a one year period ending August 15, 2014 and is renewable annually for nominal payments for twenty years.  An additional $ 10,000 is owed to our Licensor to extend our license agreement to December 31, 2014 and is payable on or before July 31, 2014. We intend to fund this payment through receipt of sub license fees and or shareholder loans. There can be no assurance that we will receive adequate funds to settle this liability.

The Company will require approximately $ 35,500 during the next twelve months to fund its working capital needs as follows:

Filing fees	5,500
Audit and accounting	12,000
Professional fees	7,000
Miscellaneous	1,000
Extension fee	10,000

Total	$ 35,500

Additionally, the shareholder loan in the amount of $ 40,221 is a demand note.  While we do not anticipate a requirement to repay the note, there is no guarantee.

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

Sources of Capital:

We expect to sustain our working capital needs with the monthly extensions fees of $ 5,000 per month as per our agreements with Lumut and through shareholder loans and private placements.   A total of $ 26,000 in license fees and $ 25,000 in extension fees is owed by Lumut.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures we will receive such loans. We may exhaust this source of funding at any time.  License fees from Lumut commenced August 15, 2012 and were to continue until December 15, 2013.  Portions of these fees are now overdue.  There can be no assurance that such fees will be paid on a timely basis. Extension fees are due monthly commencing February 1, 2014 through June 1, 2014.  As of April 30, 2014, no payments have been received.

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Results of Operations

For the nine month period ended April 30, 2014, revenues of $ 22,818 consists of revenues recognized on sub license fees on the sale of the license to Lumut were $ 16,000 covering the period from August 2013 through January 2014.  Related deferred revenues were realized in its entirety.  During the three month period ended April 30, 2014, extension fees have resulted in revenue recognition of $ 6,818 and revenue deferral of $ 18,182. Extension fees are recognized over a period from February through December 2014.  There can be no assurance that such payments will be made on a timely basis in the future.    For the nine month period ended April 30, 2013, we generated $ 36,000 in revenues from sub license fees recognized under the contract with Lumut.  The $ 36,000 was amortized from August 2012 through April 2013 over a nine month period.

For the three month period ended April 30, 2014 and 2013, we generated $ 6,818 and $ 12,000, respectively in revenues from sub license fees for the period from February 2013 to April 2013. The $ 6,818 relates to the extension fee granted to Lumut and the $ 12,000 relates to the amortization of the sale of the license to Lumut amortized from February 2013 through April 2013.

Any variances in revenues are derived from the amortization period allocated to each revenue source.  The initial sale of the license to Lumut of $ 64,000 is amortized over a period from August 15, 2012 through December 15, 2013.  The extension fee granted to Lumut totalling $ 25,000 is amortized over a period from February 1, 2014 through December 31, 2014.

For the nine month period ended April 30, 2014 and 2013, our expenses totaled $ 51,595 and $ 18,504, respectively as follows:

	2014	2013
Professional fees	$21,807	$ 15,364
Extension fee	20,000	-
Amortization	3,396	2,833
Bad debt	3,000	-
Impairment of asset	3,000	-
Royalty fees	240	-
Other	152	307
Total	$ 51,595	$18,504

Professional fees totalled $ 21,807 consisting primarily of audit and review fees of $12,745, consulting fees for preparation of periodic reports for $ 6,135 ($ 4,000 per year end and $ 1,000 per quarter) and edgar/xbrl fees of $ 2,927.  For the nine month period ended April 30, 2013, our expenses totaled $ 18,504 consisting primarily of audit and review fees of $ 7,915, consulting fees for preparation of periodic reports for $ 6,000 and xbrl fees of $1,449.

The increase in audit and review fees of $ 4,830 ($ 12,745-7,915) is attributed to $ 1,702 in adjustments to correct amounts which were previously under accrued, additional charges of $ 350 for preparation of tax returns, and an accrual of $ 2,231 for the current quarter April 30, 2014 not recorded in the previous year. The remaining increase is attributed to an increase in audit fees.  Our consulting fees are expected to remain at approximately $ 6,000 per year.  The $ 135 increase was as a result of expense for resident agent fees. The increase in xbrl fees of $ 1,478 is as a result of an increase in required tagging of certain financial statement note disclosures.  Our current contract allows for a maximum number of tags per quarter and additional tags are charged on a per tag basis. These amounts are expected to vary.

We incurred bad debt expense of $ 3,000 which has been allocated based on the likelihood of collectability.  We did not have to assess the likelihood of collectability in the prior year as payments were received on a timelier basis.   Following an impairment charge in the fourth quarter of the year ended July 31, 2013 the net remaining cost of the license is being amortized over a shortened remaining life of six years. We have allocated $ 3,000 in impairment charges. In order to extend our license agreement with Oxford until December 31, 2014, we have incurred $ 20,000 in extension fees. We incurred $3,396 in amortization expenses on our license and the increase from $ 2,833 is as a result of an adjustment to the useful life of the license resulting in an increase in amortization expense per quarter.

For the three month period ended April 30, 2014, our expenses totaled $ 18,201.  Professional fees totalled $ 7,027 consisting primarily of audit and review fees of $4,462, consulting fees for preparation of periodic reports for $ 1,000 ($ 4,000 per year end and $ 1,000 per quarter) and xbrl fees of $ 1,565. We incurred $1,132 in amortization expenses on our license.  In order to extend our license agreement with Oxford until December 31, 2014, we have incurred $ 10,000 in extension fees.  For the three month period ended April 30, 2013, our expenses totaled $ 5,689 consisting of $ 2,000 in audit and review fees, $ 1,000 in consulting fees, $ 1,449 in xbrl fees and $ 1,000 in amortization expense. The increase in professional fees of $ 2,462 ($4,462-$2,000) was primarily as a result of an additional accrual of $ 2,231 for the April 30, 2014 not accrued in the prior year for the comparative period. Our consulting fees have remained the same and are expected not to vary significantly.   The increase in xbrl fees are a result of increase in number of tags used in financial statement note disclosures.  The increase in amortization expenses is a result of an impairment charge which shortened the useful life of the license from 10 to 6 years.

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

As of April 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

N/A.

Item 5.  Other Information.

On June 9, 2014, we filed a Form 8K - Item 4.01 Changes in Registrant’s Certifying Accountant announcing that our independent accountant, Mr. Robert Jeffrey of Jeffrey and Company, has resigned effective May 12, 2014.  His resignation was as a result of notification that Jeffery and Company is no longer registered with the Public Company Accounting Oversight Board.

On June 2, 2014, we appointed Michael F. Albanese as our independent accountant.  Mr. Albanese is registered with the Public Company Accounting Oversight Board.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on March 11, 2011.
*3.2	By-laws.
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2014.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended April 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on September 30, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTRALINK CORP.

Dated: June 12, 2014	By:	/s/ Maurice Sale
Maurice Sale
President and Director Principal Executive Officer Principal Financial Officer