Form 10-K
period 2014-07-31
Xtralink Energy Corp
filed 2014-10-28
CIK 1531434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2014
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _________________________

Commission file number: 000-54508

XTRALINK ENERGY CORP.
(Name of small business issuer in its charter)
Nevada	27-3187919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 East Liberty Street, Suite 200, Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-637-6144

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common
(Title of class)	(Name of exchange on which registered)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 34,510,000 shares of common stock outstanding as of October 27, 2014.

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

As used in this current report, the terms “we”, “us”, “our” and the “company” refer to Xtralink Energy Corp.

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

On July 8, 2014, our shareholders approved the change of the Company’s name from Xtralink Corp. to Xtralink Energy Corp. to reflect the Company’s intended course of business.

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

On December 9, 2013, the Company signed an addendum to the license agreement with Oxford on June 10, 2012.  This addendum will extend the commencement of operations date for one year, from December 31, 2013 until December 31, 2014, for a fee of $20,000.  An initial fee of $ 10,000 was paid in December 2013 and the balance was paid in full in July 2014. We are currently negotiating a further extension and intend on finalizing this matter prior to December 31, 2014.

Current Business

Our business objective is to license the Water Conversion Technology through qualified interests and establish bottled water operations through a joint venture.  We also intend on expanding our scope of business to shale oil exploration subject to raising necessary working capital.

Licensing operations

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

On December 9, 2013, we signed an addendum to the sub license agreement (“Extension Agreement”) made with Lumut on June 13, 2012.  This addendum will extend the terms of the extension granted by Oxford as noted above to allow Lumut an additional year to commence operations by December 31, 2014.  Under this extension a fee of $20,000 is due as a lump sum payment or the fee can be paid in monthly installments of $5,000 commencing February 1, 2014 until June 1, 2014, totaling $25,000.  Lumut has chosen the installment option.  We are currently negotiating an extension with Oxford and we intend on extending further extensions granted to us by Oxford to Lumut.

Shale Oil Exploration:

We intend to expand our scope of business to shale oil exploration in Peru.  We intend on acquiring 85% share of a Peruvian company with existing rights to exploit, mine, market, light crude over a 6,000 square kilometer designated shale property.

On July 8, 2014, we entered into a Consulting Service Agreement with Magnum Group International Inc. (“MGI”) to assist in the acquisition of an 85% share of a Peruvian company for consideration of a $ 175,000 fee payable upon completion of the acquisition. The fee shall cover expenditures made by MGI incurred during the negotiation process and deemed necessary for an acquisition to materialize. MGI has incurred such expenses voluntarily we are not required to reimburse these expenses unless we decided to proceed with the acquisition. The terms of the agreement provides that the acquisition must be made prior to December 31, 2014.  In the event that the acquisition is not made, the agreement shall be terminated unless both parties agree to an extension in time.

We intend on raising sufficient working capital to fund the acquisition and the fee payable to MGI through shareholder loans and private placements.  There can be no assurance that such funds will be raised or the acquisition will materialize.  MGI holds 1,750,000 shares of our common stock and also holds the master license to the Water Conversion Technology we acquired through Oxford as per our agreement dated June 10, 2012.

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

Availability of Raw Materials

Upon establishing joint venture operations with Lumut, our source of water will be from municipal supply.  We have not entered into any definitive agreements with local authorities for such supply.

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

In Singapore, the Ministry of the Environment and Water Resources (MEWR) is in charge of ensuring clean and green living environment. The ministry's mission is to deliver and sustain a clean and healthy environment and water resources for all in Singapore.

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

Principal Business Office & Administrative Branch Office

Our administrative office for North American investor relations and U.S. regulatory reporting is located at 245 East Liberty Street, Suite 200, Reno, Nevada. Telephone: 1-702-637-6144.

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

If we do not receive shareholder loans loans we may be unable to continue meeting our minimum funding requirements.

We will require shareholder loans to meet our working capital needs.  Our Company President guarantees funding our working capital needs for the next 12 months however, we have no formalized agreements with shareholders guaranteeing that any required funding will be available to us.  We may exhaust this source of funding at any time, which would cause us to cease operations.

If we do not receive funding through private placements or shareholder as we may be unable to continue meeting our minimum funding requirements.

We require short term funding in the amount of approximately $ 33,000 in the next 12 months to fund our operations.  Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so.  We have no formal agreements with our shareholders.  If we do not receive shareholder loans or any other form of funding, our operations would cease indefinitely.

We are likely to incur losses.

We expect that we will incur losses for the next 6 months as we expect to incur costs relating to establishing operations in Singapore.  There can be no assurances that we will ever be profitable.

We may subject to additional risks in a foreign country.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Our sole director and officer and principal shareholder own 67% of our outstanding shares.  As a result, they will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors.  Such  control,  which may have the effect of delaying, deferring  or  preventing  a  change  of  control, is likely to continue for the foreseeable  future  and  significantly  diminishes  control and influence which future  stockholders  may  have  in  our company. See "Principal Stockholders."

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Principal Business Office

Our principal business office is located at 245 East Liberty Street, Suite 200, Reno, Nevada, 89501.

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

ITEM 3.                LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our director, officer or affiliate, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Market Information

We are currently not listed on any exchange.

Stockholders of Our Common Shares

As of July 31, 2014, we had 34,510,000 shares of our common stock outstanding.

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

The above noted shares were issued to reimburse Maurice Sale for expenses paid on behalf of the Company totaling $2,501, consist of incorporation costs, resident agent costs and a fee for preparing the necessary documentation as required for this Registration Statement.

On February 27, 2012, the Company entered into share subscription agreements with 30 shareholders for the sale of 10,500,000 common shares at $ 0.001 per share for total proceeds of $ 10,500.  Each of the 30 shareholders holds less than 5% of the outstanding shares.    The proceeds were used to funding working capital needs, a portion of such proceeds were used for the acquisition of the license from Oxford on June 10, 2012.

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

Our Company president, Mr. Sale previously held 25,010,000 Common Stock representing 70% of outstanding stock. On July 8, 2014, Mr. Sale converted 1,000,000 of his Common Stock to 1,000,000 Preferred Stock.  Both Preferred and Common Stock have a par value of $ 0.0001 and the conversion price was deemed at par value.  The conversion allows Mr. Sale to hold 24,010,000 Common Stock representing 67% of outstanding stock and corresponding number of votes and 1,000,000 Preferred Stock with 100,000,000 votes.  The conversion of Mr. Sale’s Common Stock to Preferred Stock was approved by majority vote.

As of July 31, 2014, 34,510,000 common shares were outstanding and 1,000,000 preferred shares were outstanding.

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

Securities Authorized For Issuance Under Equity Compensation Plans

See above “Recent Sales of Securities”.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2014.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Description of Business

On June 10, 2012, we entered into the Agreement” with Oxford, to license proprietary technology relating to converting municipal water to oxygen enriched pH balanced water (the “Water Conversion Technology”).  We obtained exclusive licensing rights in the country of Singapore for a period of 20 years.  We will have exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology.   The license fee of $40,000 was paid in August of 2012.  We are subject to a royalty of 2% on licensee fees received from appointed sub-licensees as well as 2% on gross sales generated from operations.   The Agreement also provides that we are obligated to establish water bottling operations by December 31, 2013.  In the event that we have not established operations by this date, Oxford has a right to void the Agreement. On December 9, 2013, Oxford granted us an extension from December 31, 2013 to December 31, 2014 for consideration of $20,000. The extension fee has been paid in full.

On June 13, 2012, we entered into a Sub-License Agreement with Lumut, to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut is subject to a sub-license fee of $64,000 payable in monthly installments of $4,000 commencing August 15, 2012 and ending December 15, 2013.  As per our Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by us. Lumut is required by our agreement to establish bottled water operations by December 31, 2013 and in the event that this is not achieved, our agreement with Lumut will be void.  License fees paid are not refundable. On December 9, 2013, we granted Lumut an extension from December 31, 2013 to December 31, 2014 (“Extension Agreement”) for consideration of $ 25,000 payable in five monthly installments commencing February 1, 2014 through June 1, 2014. We are currently negotiation a further extension with Oxford and will finalize this matter prior to December 31, 2014.

We intend to establish joint venture operations using the Water Conversion Technology for bottled water distribution in Singapore with our appointed sub licensee, Lumut.  The cost of establishing such operations cannot be determined at this time.   We also intend to expand our scope of business to shale oil exploration in Peru.  We intend on acquiring 85% share of a Peruvian company with existing rights to exploit, mine, market, light crude over a 6,000 square kilometer designated shale property.

On July 8, 2014, we entered into a Consulting Service Agreement with MGI to assist in the acquisition of an 85% share of a Peruvian company for consideration of a $175,000 fee payable upon completion of the acquisition. The fee shall cover expenditures made by MGI incurred during the negotiation process and deemed necessary for an acquisition to materialize. MGI has incurred such expenses voluntarily we are not required to reimburse these expenses unless we decide to proceed with the acquisition. The terms of the agreement provides that the acquisition must be made prior to December 31, 2014.  In the event that the acquisition is not made, the agreement shall be terminated unless both parties agree to an extension in time.

We intend on raising sufficient working capital to fund the acquisition and the fee payable to MGI through shareholder loans and private placements.  There can be no assurance that such funds will be raised or the acquisition will materialize.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

On September 29, 2014, the Company received a penalty assessment from the IRS in the amount of $10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ending 2013.  The Company has filed in its tax returns Form 5472 and is disputing this claim and has replied to the IRS stating these facts and as of this report date, has not resolved the matter with the IRS.

Results of Operations

Revenues:

For the year ended July 31, 2014, we generated revenues of $ 25,000 from extension fees from Lumut as per our agreement dated December 9, 2013. For the year ended July 31, 2013, we generated revenues of $64,000 solely from sub license fees as per our July 13, 2012 agreement with Lumut.

Revenue generated from license fees and extension fees are recognized as 100% revenue upon the commencement date of the agreements.  There can be no assurance that such fees will be paid on a timely basis.

Expenses:

Our expenses for the fiscal 2014 and 2013 year consist of the following:

	Year Ended July 31, 2014	Year Ended July 31, 2013

Audit fee	$28,213	$10,515
Allowance for doubtful accounts	23,000	15,000
Extension fee	20,000	-
Professional and management fees	10,345	9,500
Amortization	4,528	3,833
Impairment charge	3,000	9,000
Other	3,746	2,717

Total	$92,832	$50,565

Audit fee – Our audit expenses have increased as a result of an increase in the 2014 audit fee and additional charges for the re-audit of our 2013 fiscal year. The re-audit was deemed necessary as a result of the revocation of our previous auditor’s registration with the PCAOB.  Accruals were also adjusted to reflect actual costs.

Extension fee – Oxford granted us an extension on establishing bottled water operations from December 31, 2013 to December 31, 2014 for consideration of $20,000.  This fee has been paid in full.  A further extension is available to us however the consideration for such extension has not been determined.  We expect to finalize any further extensions prior to November 30, 2014.

Professional and management fees – Our Company president charges a $2,500 management fee which is accrued to paid in capital each fiscal year and expected to remain consistent.  Professional fees are incurred for preparation of periodic reports and related bookkeeping.  Amounts charged are $1,000 per quarter and $4,000 per year end. The increase in professional fees was as a result of resident agent fees for previous year which were not invoiced until the 2014 fiscal year.

Amortization – The increase in amortization was as a result of decreasing the useful life from the remaining 8 years to 6 years based on an impairment charge assessed. See below “Impairment”.

Allowance for doubtful accounts – These charges are based upon the likelihood of collectability of the account based on past payment patterns.  This amount is based on an estimate and assessed by management each quarter. Lumut has made verbal commitments to settle all amounts payable prior to November 30, 2014 and management has based its estimated on these statements.  There can be no assurance that such amounts will be settled.

Impairment – We have made a qualitative evaluation of its license agreement which is recorded as an intangible asset.  It has determined that it is more likely than not that the value of the asset is less than its carrying value, resulting in impairment.  Based on that evaluation we have made a quantitative analysis based on factors including likelihood that the project will be completed, probability that the license will be extended, and the possibility of resale or replacing the licensee and has determined that there is a 30% reduction in the net carrying value of the license at the balance sheet date.  Future changes in these inputs are likely to change the value of the intangible asset.  The measurement of value will be reviewed quarterly.

Other – The majority of this expense represent charges for Edgar/XBRL costs which on a per quarter basis is expected not to vary however costs of XBRL increase upon increase in disclosures and additional tags allocated.  Our current agreement provides a set amount of tags and additional tag allocations are charged on a per tag basis.

Liquidity and Capital Resources

As of July 31, 2014, we had assets totaling $21,983, comprised of cash of $ 344, license fees receivable of $40,000 (less allowance for doubtful accounts of $38,000) and an intangible asset – license of $40,000, less amortization $8,361 and impairment of $12,000.   The impairment was based on our estimate of the likelihood of establishing bottled water operations as of December 31, 2014.  We foresee that our licensor, Oxford will grant an extension for a fee however such arrangement has not yet materialized.

Not including planned joint venture operations or expansions as mentioned above, our cash requirements for the next twelve months are $ 33,000.

Audit and accounting	$17,000
Consulting fees	7,000
Filing fees	4,000
Miscellaneous	5,000
Total	$33,000

We can provide no assurance that the Company can continue to satisfy its cash requirements for at least the next twelve months.

We expect to sustain our working capital needs with amounts owed from Lumut through sub license fees of $15,000 currently over-due and $25,000 as per the extension agreement.  However there can be no assurance that such payment will be made on a timely basis.  We also expect to obtain financing through shareholder loans and private placements.   Shareholder loans will be without stated terms of repayment or interest.  We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

We are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement its plan of operations.

Cash Flows

Operating Activities:

Cash consumed from operating activities for year ended July 31, 2014 was $15,148 and cash consumed by operating activities for the fiscal year ended July 31, 2013 was $953.

July 31, 2014:

Charges not requiring the outlay of cash consist of amortization, allowance for doubtful accounts, impairment of asset, and management fee.  The variance from fiscal 2014 and 2013 is discussed above under “Expenses”.  The allowance for doubtful accounts was based on the payment patterns of our sole customer.  The impairment was primarily based on our quantitative assessment of the value of our license agreement based on the likelihood of establishing bottling operations by December 31, 2014 reduced by the likelihood of a contract extension with our licensor.

Our decrease in accounts receivable, net $8,000 consists of cash payments received from Lumut from sub license fees owed of $33,000 which has been offset against the accrual of extension fees receivable of $25,000, net $8,000.  Lumut expects to settle all amounts prior to November 30, 2014 however there can be no assurance that this will materialize.

Our increase in accounts payable are primarily attributed to the increase in audit fees as discussed above under “Expenses”.  Additional costs which were extraordinary were costs for re-audit of our 2013 fiscal year.

July 31, 2013:

In July 31, 2013, cash flows provided by operating activities was principally the result of the receipt of $16,000 against the $64,000 sub license fee, partly offset by operating expenses paid in cash.  Expenses not requiring the outlay of cash include an allowance for doubtful accounts of $10,000, Impairment of the value of our license agreement in the amount of $9,000, amortization of the license agreement value in the amount of $3,833 and the contribution of services by a manager in the amount of $2,500.  In addition, current payables increased by $5,185.

Investing Activities

Our investing activities for the year ended July 31, 2013 consisted of the acquisition of our technology license in the amount of $40,000 pursuant to an obligation incurred in 2012.  There were no investing activities involving cash flow in 2014.

Financing Activities

For the year ended July 31, 2014 our cash flow from financing was from $ 12,671 in shareholder loans.  For 2013 our cash flows were from $3,000 in shareholder loans.  The $12,671 consists primarily of funds advanced to cover audit fees for the quarter and fiscal year end, April 30, 2014 and July 31, 2014, respectively.

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

Material Commitments

As per our Agreement with Oxford, we are obligated to establish bottled water operations on or before December 31, 2014.  If we fail to do so, our agreement with Oxford is void.  We may be granted additional extensions for a fee however such arrangements have not materialized.  The license fee and extension fees paid to Oxford are not refundable.  We have also extended this term as per our agreement with Lumut.  The license and extension fees paid by Lumut to us are also not refundable.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

July 31, 2014 and 2013

Report of Independent Certified Public Accounting Firm (F-1)

Balance Sheets (F-2)

Statements of Operations (F-3)

Statements of Changes in Stockholders’ Equity (Deficit) (F-4 )

Statements of Cash Flows (F-5)

Notes to Financial Statements (F-6)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Xtralink Energy Corp.

We have audited the accompanying balance sheets of Xtralink Energy Corp. as of July 31, 2014 and 2013, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended July 31, 2014 and 2013.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Xtralink Energy Corp. as of July 31, 2014 and 2013, and the results of its operations and cash flows for the years ended July 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

_________________________________

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

October 27, 2014

-F1-

XTRALINK ENERGY CORP.

BALANCE SHEETS

	July 31, 2014	July 31, 2013
ASSETS

Current Asset:
Cash	$ 344	$ 2,821
License fee receivable, net of allowance of $ 38,000 and $ 15,000, respectively	2,000	33,000
Total current assets	2,344	35,821

Other Asset
Intangible asset – License, net	19,639	27,167
Total Other Assets	19,639	27,167

Total Assets	$ 21,983	$ 62,988

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 23,851	$ 12,515
Royalty payable	800	480
Due to shareholder	49,096	36,425
Total current liabilities	73,747	49,420

COMMITMENT AND CONTINGENCIES – Note 3

Shareholders’ Equity (Deficit):
Common stock, $.0001 par value, 195,000,000 shares authorized, 34,510,000 shares issued and outstanding, and 200,000,000 shares authorized, 35,510,000 shares issued and outstanding, respectively	3,451	3,551
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	-
Capital in excess of par value	16,950	14,450
Accumulated deficit	(72,265)	(4,433)
Total shareholders’ equity (deficit)	(51,764)	13,568

Total Liabilities and Shareholders’ Equity (Deficit)	$ 21,983	$ 62,988

These accompanying notes are an integral part of these financial statements.

-F2-

XTRALINK ENERGY CORP.

STATEMENTS OF OPERATIONS

For the Years Ended July 31, 2014 and 2013

	2014	2013

Revenue	$ 25,000	$ 64,000

Expenses:
Operating expenses	89,832	41,565
Impairment of asset	3,000	9,000
Total Expenses	92,832	50,565

Net income (loss)	$ (67,832)	$ 13,435

Income (Loss) Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of common shares outstanding	34,510,000	35,510,000

These accompanying notes are an integral part of these financial statements.

-F3-

XTRALINK ENERGY CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2014 AND 2013

	Common Stock		Preferred Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance July 31, 2012	35,510,000	$ 3,551	-	-	$ 11,950	$ (17,868)	$ (2,367)

Paid in capital – services	-	-	-	-	2,500	-	2,500

Net income for period	-	-	-	-	-	13,435	13,435

Balance July 31, 2013	35,510,000	3,551			14,450	(4,433)	13,568

Conversion of Common shares to Preferred shares	(1,000,000)	(100)	1,000,000	100	-	-	-

Paid in capital – services	-	-	-	-	2,500	-	2,500

Net loss	-	-	-	-	-	(67,832)	(67,832)

Balance July 31, 2014	34,510,000	$ 3,451	1,000,000	$ 100	$16,950	$ (72,265)	$ (51,764)

These accompanying notes are an integral part of these financial statements.

-F4-

XTRALINK ENERGY CORP.

STATEMENTS OF CASH FLOWS

For the Years Ended July 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$ (67,832)	$ 13,435
Adjustments required to reconcile net loss to net
cash provided by operating activities:
Charges not requiring outlay of cash:
Amortization	4,528	3,833
Allowance for doubtful accounts	23,000	15,000
Impairment of intangible asset	3,000	9,000
Management fee contributed by shareholder	2,500	2,500
Changes in assets and liabilities:
Decrease (increase) in license fee receivable	8,000	(48,000)
Increase in accounts payable	11,336	4,705
Increase in royalty payable	320	480
Net Cash Provided by (Used for) Operating Activities	(15,148)	953

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	-	(40,000)
Net Cash Used for Investing Activities	-	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	12,671	3,000
Net Cash Provided by Financing Activities	12,671	3,000

Net increase (decrease) in cash	(2,477)	(36,047)

Cash balance, beginning of period	2,821	38,868
Cash balance, end of period	$ 344	$ 2,821

These accompanying notes are an integral part of these financial statements.

-F5-

XTRALINK ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

Note 1 - Nature of Operations

Xtralink Energy Corp. was incorporated in Nevada on July 29, 2010.  The Company’s business objective is to license Water Conversion Technology through qualified interests and establish bottled water operations through a joint venture.

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

On December 9, 2013, the Company signed an addendum to the license agreement with Oxford on June 10, 2012.  This addendum will extend the commencement of operations date for one year, from December 31, 2013 until December 31, 2014, for a fee of $20,000.  An initial fee of $ 10,000 was paid before December 31, 2013 and the balance was paid in full in July 2014.

On June 13, 2012, the Company entered into a Sub-License Agreement with Lumut Technologies Ltd. (“Lumut”), to grant exclusive rights to sub-license, establish joint ventures and to commercialize products through the methods of the Water Conversion Technology for a period of 20 years in the country of Singapore. Lumut was subject to a sub-license fee of $ 64,000 payable in monthly installments of $ 4,000 commencing August 15, 2012 and ending December 15, 2013.  As required by the Agreement with Oxford, 2% of any sub license fees received is payable on a quarterly basis.  As additional consideration, gross sales from products generated from use of the Water Conversion Technology will be subject to a 5% royalty fee of which 2% is payable to Oxford and 3% will be retained by the Company. Lumut will also be required to establish bottled water operations by December 31, 2013; in the event that this is not achieved, the Company's agreement with Lumut will be void.  License fees paid are not refundable. The Company has a right to participate as a 40% joint venture partner with Lumut for a $ 150,000 investment.

On December 9, 2013, the Company signed an addendum to the Lumut sub license agreement entered into on June 13, 2012.  This addendum will extend the terms of the extension granted by Oxford as noted above to allow Lumut an additional year to commence operations by December 31, 2014.  Under this extension a fee of $20,000 is due as a lump sum payment or the fee can be paid in monthly installments of $5,000 commencing February 1, 2014 until June 1, 2014, totaling $25,000.  Lumut has chosen the installment option.

On July 8, 2014, the Shareholders approved the change of the Registrant name from Xtralink Corp. to Xtralink Energy Corp. to reflect the Company’s intended course of business.

-F6-

XTRALINK ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

Note 1 - Nature of Operations, continued

The Company intends to expand its scope of business to shale oil exploration in Peru.  The Company intends on acquiring 85% share of a Peruvian company with existing rights to exploit, mine, market, light crude over a 6,000 square kilometer designated shale property.

On July 8, 2014, the Company entered into a Consulting Service Agreement with Magnum Group International Inc. (“MGI”) to assist in the acquisition of an 85% share of a Peruvian company for consideration of a $ 175,000 fee payable upon completion of the acquisition. The fee shall cover expenditures made by MGI incurred during the negotiation process and deemed necessary for an acquisition to materialize. MGI has incurred such expenses voluntarily and the Company is not required to reimburse these expenses unless the Company decides to proceed with the acquisition. The terms of the agreement provides that the acquisition must be made prior to December 31, 2014.  In the event that the acquisition is not made, the agreement shall be terminated unless both parties agree to an extension in time.

Note 2 – Amendments to Development Stage Entity Reporting Requirements

The Company follows Topic 915 of the (FASB) Accounting Standards Codification (ASC) for disclosures on development stage reporting requirements.  Topic 915 eliminates the requirements for development stage entities to (1) present inception to date information in the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years I had been in the development stage.  Topic 915 is effective for annual reporting periods beginning after December 15, 2014 and interims therein. Early application of Topic 915 is permitted for any annual reporting period for which the entities financial statements have not been issued or made available for issuance. The Company has opted to adopt Topic 915 earlier than the effective date as this did not have a material effect on the financial statements.

Note 3 – Commitments and Contingencies

The Company is obligated to commence bottled water operations by December 31, 2014 under various extension agreements mentioned above in Note 1.  There is reliance on a single project, and also a concentration in customer base and geographic area.  As stated in Note 1 above the Company has a right to participate as a 40% joint venture partner with Lumut for a $ 150,000 investment. See Note 1 for details.

As stated in Note 1, the Company has entered into a Consulting Service Agreement with MGI to assist in the acquisition of an 85% share of a Peruvian company for consideration of a $ 175,000 fee payable upon completion of the acquisition. See Note 1 for details.

Note 4 - Significant Accounting Policies

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

-F7-

XTRALINK ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

Note 4 - Significant Accounting Policies, continued

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

-F8-

XTRALINK ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

Note 4 - Significant Accounting Policies, continued

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

-F9-

XTRALINK ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

Note 5 - Impairment of Assets

The Company has made a qualitative evaluation of its license agreement which is recorded as an intangible asset.  It has determined that it is more likely than not that the value of the asset is less than its carrying value, resulting in impairment.  Based on that evaluation the Company has made a quantitative analysis based on factors including likelihood that the project will be completed, probability that the license will be extended, and the possibility of resale or replacing the licensee and has determined that there is a 30% reduction in the net carrying value of the license at the balance sheet date.  Future changes in these inputs are likely to change the value of the intangible asset.  The measurement of value will be reviewed quarterly.

Year Ended July 31, 2014

Beginning Value of License based on Cost	$40,000
Amortization	(8,361)
Impairment	(12,000)

Ending balance, July 31, 2014	$19,639

Amortization is included in operating expenses and impairment is shown as a separate line item on the statement of operations and balance sheet.

Note 6 - Related Party Transaction

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its resident agent at no charge. Management estimates the value of such space and equipment to be immaterial.

During year ended July 31, 2014 and 2013, the Company president, advanced $ 12,671 and $ 3,000, respectively, to fund working capital needs. Those advances do not bear interest and have no stated terms for repayment.  Also during the year ended July 31, 2014 and July 31, 2013, Mr. Sale contributed his services valued at $ 2,500 in each year; these amounts were added to Paid in Capital.

The Company president previously held 25,010,000 Common Stock representing 70% of outstanding stock. On July 8, 2014, Mr. Sale converted 1,000,000 of his Common Stock to 1,000,000 Preferred Stock.  Both Preferred and Common Stock have a par value of $ 0.0001 and the conversion price was deemed at par value.  The conversion allows Mr. Sale to hold 24,010,000 Common Stock representing 67% of outstanding stock and corresponding number of votes and 1,000,000 Preferred Stock with 100,000,000 votes.  The conversion of Mr. Sale’s Common Stock to Preferred Stock was approved by majority vote.

On July 8, 2014, the Company entered into a consulting service agreement with MGI (Note 1).  MGI holds 1,750,000 shares of the Company's common stock for the fiscal years ended July 31, 2014 and 2013 and holds the master license to the Water Conversion Technology the Company has licensed from Oxford as per the agreement dated June 10, 2012.

-F10-

XTRALINK ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

Note 7 - Common and Preferred Stock

Effective February 27, 2012, the Company entered into share subscription agreements with 30 shareholders for the sale of 10,500,000 common shares at $ 0.001 per share for total proceeds of $ 10,500.

On July 8, 2014, the shareholders of the Company approved an amendment to the Articles of Incorporation and Bylaws to change the number of the authorized capital of common stock of the Company from Two Hundred Million (200,000,000) to One Hundred Ninety Five Million (195,000,000), par value of $ 0.0001.  Each common stock has one (1) vote. The shareholders also approved the establishment of a Preferred Stock class with an authorized capital of Five Million (5,000,000), par value of $ 0.0001. Each Preferred Stock has one hundred (100) votes, rank senior to Common Stock, shall share dividend payments with Common Stock holders, have senior liquidation preferences, have no conversion rights, entitled to vote to change terms issued to Preferred Stock holders, and are entitled to maintain shareholding percentage in the event of a stock split or an issuance of a Common Stock dividend.

Note 8 – Revenue Recognition

The Company has treated the sub-license and extension agreements as a sale with recognition of revenue 100% realized upon commencement of the agreements with Lumut.  Total revenue of $ 25,000 as of July 31, 2014 consists of revenue recognized from the extension agreement dated December 9, 2013.  Revenue of $ 64,000 as of July 31, 2013 consists of revenue recognized from the sub license agreement dated July 13, 2012.

Note 9 - Income Taxes

The Company has experienced losses since inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  The total of these tax basis NOL's at July 31, 2014 was $ 80,909 .  The potential benefit of these NOL's has been recognized on the books of the Company, but it has been offset by a valuation allowance.

Under provisions of the pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded a noncurrent deferred tax asset as presented below.  The valuation allowance increased during 2014 by $ 10,572, the result of a tax basis loss during the year ended July 31, 2014.

Deferred Tax Asset	$ 12,136
Valuation Allowance	(12,136)
Balance Recognized	$ 0

If not used, the NOL carryforward will expire in the years ended July 31 as listed below:

2032	$ 10,433
2033	41,172
2034	29,304
Total	$ 80,909

A reconciliation of the taxes calculated by applying statutory rates to pretax income with the provisions for income taxes is presented below:

	2014	2013
Taxes calculated using the statutory rate	$ -	$ -
Tax effect of net operating losses	10,572	(1,152)
Tax effect of revenue deferral	(10,572)	1,152
Provision for income taxes	$ -	$ -

Under normal circumstances, the Internal Revenue Service is authorized to audit income tax returns during a three year period after the returns are filed.  In unusual circumstances, the period may be longer.  Barring unusual circumstances, tax returns for the years ended July 31, 2011 to 2014 were still exposed to audit as of July 31, 2014.

-F11-

XTRALINK ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

July 31, 2014

Note 10 -  Supplemental Cash Flows Information

There was no cash paid during either the year 2014 and 2013 for interest or income taxes.

There were no non cash financing or investing transactions during either the year 2014 and 2013.  During the July 31, 2012 year, an intangible asset was acquired for $40,000, which was paid in August 2012.  During each the years ended July 31, 2014 and 2013, $2,500 was accrued for the services of the CEO, Maurice Sales and added to paid in capital.

Note 11  - Expenses

Major categories of expense include the following:

	Year Ended July 31, 2014	Year Ended July 31, 2013

Audit fee	$ 28,213	$ 10,515
Allowance for doubtful accounts	23,000	15,000
Extension fee	20,000	-
Professional and management fees	10,345	9,500
Amortization	4,528	3,833
Impairment charge	3,000	9,000
Other	3,746	2,717

Total	$ 92,832	$ 50,565

Note 12 – Resignation of Independent Accountant

Effective May 12, 2014, the Company’s independent accountant, Mr. Robert Jeffrey of Jeffrey and Company resigned.  His resignation was as a result of notification that Jeffery and Company is no longer registered with the Public Company Accounting Oversight Board.

On June 2, 2014, the Company appointed Michael F. Albanese, CPA as our independent accountant.  Mr. Albanese is registered with the Public Company Accounting Oversight Board.

Note 13 – Subsequent Event

On September 29, 2014, the Company received a penalty assessment from the IRS in the amount of $ 10,000 for failure to provide information with respect to certain foreign owned US Corporations on Form 5472 - Information Return of a 25% Foreign Owned US Corporation for the tax period ending 2013.  The Company has filed in its tax returns Form 5472 and is disputing this claim and has replied to the IRS stating these facts and as of this report date, has not resolved the matter with the IRS.

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

As of July 31, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures.  The officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.             OTHER INFORMATION

On June 9, 2014, we filed a Form 8K, Item 4.01 announcing the resignation of our independent accountant and the appointment of a successor effective June 2, 2014.

On June 17, 2014, we filed a Form 8K/A, Item 4.01 and 9.01 to amend the original Form 8K filed on June 9, 2014 to comply with Regulation SK Item 304 and to also include exhibit 16.1 containing the auditor consent letter.

On July 16, 2014, we filed a Form 8K, Item 1.01, 3.03, 5.03 and 9.01 to announce our agreement with MGI dated July 8, 2014. In addition, on July 8, 2014, the shareholders approved an amendment to the Articles of Incorporation and Bylaws to change the number of the authorized capital of common stock from Two Hundred Million (200,000,000) to One Hundred Ninety Five Million (195,000,000), par value of $ 0.0001.  Each common stock has one (1) vote. The shareholders also approved the establishment of a Preferred Stock class with an authorized capital of Five Million (5,000,000), par value of $ 0.0001. Each Preferred Stock has one hundred (100) votes. Our Company President, Mr. Sale converted 1,000,000 shares of his Common Stock to 1,000,000 shares of Preferred stock as approved by a majority vote.

PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS

The following information sets forth the name of our sole officer and director, their present positions, age and biographical information within the last 5 years.  Also provided is a brief  description  of  the  business  experience of our director and executive officer and significant employees during the past five years and an indication of  directorships  held  by  such  director  in  other  companies subject to the reporting  requirements  of  the  Securities  Exchange  Act.

Name	Age	Position	Period Serving	Term (1)
Maurice Sale	74	President, CEO, CAO, CFO, Director, Treasurer, Secretary	August 2, 2014-August 1, 2015	1 year

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

Family Relationships:

There are no family relationships among our director or executive officer.

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

Investor Relations

As of July 31, 2014, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission.   As of the year ended July 31, 2014, our sole officer and director have complied with Section 16(a).

Code of Ethics

Based on our size and our early stage of development we have not yet developed a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our sole officer and director do not receive compensation.  Directors are reimbursed for any expenses incurred on our behalf.

ITEM 11.              EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2014 and 2013; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Maurice Sale President, CEO, CFO	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

For the year ended July 31, 2014 and 2013, $ 2,500 was accrued for Mr. Sale’s management services and added to Paid in Capital.

There are no compensatory plans or arrangements with respect to our sole executive officer resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended July 31, 2014 there were no options granted to our named officer or director.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2014.

Option Exercises

During our Fiscal year ended July 31, 2014 there were no options exercised by our named officer.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for sole director or executive officer. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our director or executive officer, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of July 31, 2014 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.  No change in control is currently being contemplated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% Class (1)
Officers and Directors:
Common Stock	Maurice Sale, President	24,010,000	67%
Preferred Stock	Maurice Sale, President	1,000,000	100%
Officers and Directors as a Group		24,010,000	67%
Common Stock	Maurice Sale, President	24,010,000	67%
Preferred Stock	Maurice Sale, President	1,000,000	100%

5% Shareholders as a Group		24,010,000	100%
5% Shareholders and Officers and Directors as a Group		24,010,000	100%

(1)       Based on 34,510,000 shares outstanding as of July 31, 2014.

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

Our Company president, Mr. Sale previously held 25,010,000 Common Stock representing 70% of outstanding stock. On July 8, 2014, Mr. Sale converted 1,000,000 of his Common Stock to 1,000,000 Preferred Stock.  Both Preferred and Common Stock have a par value of $ 0.0001 and the conversion price was deemed at par value.  The conversion allows Mr. Sale to hold 24,010,000 Common Stock representing 67% of outstanding stock and corresponding number of votes and 1,000,000 Preferred Stock with 100,000,000 votes.  The conversion of Mr. Sale’s Common Stock to Preferred Stock was approved by majority vote.

As of July 31, 2014, 34,510,000 common shares were outstanding and 1,000,000 preferred shares were outstanding.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2014	2013
Audit fees	$ 28,213	$ 9,915
Audit related fees	-	600
Tax fees	-	-
All other fees	-	-

Total	$ 28,213	$ 10,515

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

Resignation of Jeffrey & Co.:

On May 6, 2014, the registration of our independent registered public accounting firm, Jeffrey & Company, was revoked by the Public Company Accounting Oversight Board. On May 12, 2014, the Jeffrey & Company (“Former Auditor”) resigned as the our auditor.

The Former Auditor was our independent registered public accounting firm from September 9, 2011 until May 12, 2014.

Appointment of a New Independent Registered Public Accounting Firm:

On June 2, 2014, we engaged Michael F. Albanese, CPA as our new independent registered public accounting firm. The appointment of Michael F. Albanese, CPA was approved by the Board of Directors.

Our next shareholder’s meeting will be held on August 1, 2015.  As of to date, there are no plans to have Mr. Albanese present at the meeting.

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

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws:
3.1	Certificate of Incorporation*
3.1(a)	Articles of Incorporation**
3.2(b)	Amended Articles of Incorporation***
3.2	Bylaws*
3.2(a)	Amended Bylaws***
10.1	Stock Purchase Agreement*
31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Financial statements from the annual report on Form 10-K of the Company for the year ended July 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*Filed on Form 10-12G with the SEC on September 30, 2011

**Filed on Form 10A-12G/A with the SEC on November 10, 2011

***Filed on Form 8K with the SEC on July 16, 2014

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTRALINK ENERGY CORP.

Date:      October 27, 2014

                /s/ Maurice Sale

By:

Maurice Sale

President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Maurice Sale	President, CEO, CFO, Treasurer and Director	October 27, 2014
Maurice Sale