Form 10-Q
period 2014-10-31
Xtralink Energy Corp
filed 2014-11-26
CIK 1531434

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54508

XTRALINK ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-3187919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

245 East Liberty Street, Suite 200,

Reno, Nevada 89501

(Address of principal executive offices)

(702)-637-6144

(Registrant’s telephone number, including area code)

XTRALINK CORP.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,510,000 shares of common stock, par value $.0001 per share, outstanding as of November 25, 2014.

XTRALINK ENERGY CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

XTRALINK ENERGY CORP.

FINANCIAL STATEMENTS

OCTOBER 31, 2014

XTRALINK ENERGY CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	October 31, 2014	July 31, 2014
ASSETS

Current Asset:
Cash	$ 302	$ 344
License fee receivable, net allowance of $ 38,000	2,000	2,000

Total Current Assets	2,302	2,344

Intangible asset – License, net	18,507	19,639

Total Assets	$ 20,809	$ 21,983

COMMITMENT AND CONTINGENCIES – Note 6

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accrued liabilities	$ 18,851	$ 23,851
Royalty payable	800	800
Due to shareholder	61,296	49,096

Total Liabilities	80,947	73,747

Shareholders’ Deficit:
Common stock, $.0001 par value, 200,000,000 shares authorized: 34,510,000 shares issued and outstanding	3,451	3,451
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Capital in excess of par value	16,950	16,950
Accumulated deficit	(80,639)	(72,265)
Total shareholders’ deficit	(60,138)	(51,764)

Total Liabilities and Shareholders’ Deficit	$ 20,809	$ 21,983

These accompanying notes are an integral part of these condensed financial statements.

-F1-

XTRALINK ENERGY CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Periods Ended October 31,
	2014	2013

Revenues	$ -	$ 12,000

Operating Expenses	8,374	10,272

Total expenses	8,374	10,272
Net loss	$ (8,374)	$ 1,728

Net loss per common share – basic and diluted	$ -	$ -

Weighted average number of common shares outstanding	34,510,000	35,510,000

The accompanying notes are an integral part of these condensed financial statements.

-F2-

XTRALINK ENERGY CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Month Periods Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (8,374)	$ 1,728

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Charges not requiring the outlay of cash:
Amortization	1,132	1,132
Changes in assets and liabilities:
Increase in license fee receivable	-	22,000
Decrease in accrued liabilities	(5,000)	(2,915)
Increase (decrease) in deferred revenue	-	(12,000)
Increase in royalty payable	-	240
Net cash provided by (used for) operating activities	(12,242)	10,185

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	12,200	-
Net cash provided by financing activities	12,200	-

Net change in cash balance	(42)	10,185

Cash, at beginning of period	344	2,821

Cash, at end of period	$ 302	$ 13,006

The accompanying notes are an integral part of these condensed financial statements.

-F3-

XTRALINK ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(UNAUDITED)

 NOTE 1- BASIS OF PRESENTATION

The unaudited interim financial statements of Xtralink Energy Corp. as of October 31, 2014 and for the three month periods ended October 31, 2014 and 2013 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such comparable periods. The results of operations for the nine month periods ended October 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending July 31, 2015.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the fiscal year ended July 31, 2014.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Condensed Financial Statements and accompanying disclosures.

NOTE 2 – RELATED PARTY TRANSACTION

The shareholder loan balance payable, which is currently $ 61,296, was made to fund working capital needs.  That advance does not bear interest and has no stated terms for repayment.  A total of $ 12,200 was advanced during the three months ended October 31, 2014.

NOTE 3 – REVENUE RECOGNITION

The Company has treated its sub-license and extension agreements as sales with recognition of revenue realized upon commencement of the agreements. The amount due at October 31, 2014 from these agreements was $40,000. The Company established a reserve of $38,000 against these amounts because the sub licensee is delinquent in payments due.

NOTE 4 - INCOME TAXES

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

-F4-

XTRALINK ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(UNAUDITED)

NOTE 5 - EXPENSES

General and administrative expenses consist of the following:

	Three Month Periods Ended
	October 31,
	2014	2013
Professional fees	$ 7,200	$ 8,835
Amortization	1,132	1,132
Royalty fees	-	240
Other	42	65
Total	$ 8,374	$ 10,272

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is obligated to commence bottled water operations by December 31, 2014 under various extension agreements.  There is reliance on a single project, and also a concentration in customer base and geographic area.  The Company has a right to participate as a 40% joint venture partner with Lumut for a $ 150,000 investment.

The Company has entered into a Consulting Service Agreement with MGI to assist in the acquisition of an 85% share of a Peruvian company for consideration of a $ 175,000 fee payable upon completion of the acquisition.

-F5-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of XTRALINK ENERGY CORP.(“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Nevada on July 29, 2010 (Inception) and maintains its principal executive office at 245 East Liberty Street, Suite 200, Reno, Nevada.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on September 30, 2011, and since its effectiveness the Company has focused its efforts to identify a possible business combination.

On July 8, 2014, our shareholders approved the change of the Company’s name from Xtralink Corp. to Xtralink Energy Corp. to reflect the Company’s intended course of business.

Licensing operations:

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

On December 9, 2013, we signed an addendum to the license agreement made with Oxford to extend the commencement of operations date from December 31, 2013 for one year until December 31, 2014 for consideration of $20,000 which has been paid in full. We are currently negotiating a further extension and have not finalized any agreements as of the report date.

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

On December 9, 2013, we signed an addendum to the sub license agreement made with Lumut to extend the terms of the extension granted by Oxford as noted above to allow Lumut an additional year to commence operations by December 31, 2014.  For consideration, $20,000 is due as a lump sum payment or payable by monthly installments of $5,000 commencing February 1, 2014 until June 1, 2014 totaling $25,000.  Lumut has chosen the installment option. Upon finalizing any extension granted to us by Oxford, we intend to extend such extension to Lumut.

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

During the next twelve months we anticipate incurring costs related to filing Exchange Act reports, legal and audit costs and furthering our efforts in establishing bottled water and shale oil operations.

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

Liquidity and Capital Resources

As of October 31, 2014, the Company had assets comprised of cash ($302), license fee receivable, net ($2,000) and an investment in our Water Conversion Technology license, net ($18,507).  Management periodically reviews the likelihood of collection of license fee receivable and has determined that an allowance of $ 38,000 is appropriate.

With regards to impairment of our intangible asset, we have made a qualitative evaluation of its license agreement which is recorded as an intangible asset.  It has determined that it is more likely than not that the value of the asset is less than its carrying value, resulting in impairment.  Based on that evaluation we have made a quantitative analysis based on factors including likelihood that the project will be completed, probability that the license will be extended, and the possibility of resale or replacing the licensee and has determined that there is a 30% reduction in the net carrying value of the license at the balance sheet date.  Future changes in these inputs are likely to change the value of the intangible asset.  The measurement of value will be reviewed quarterly.

The Company’s current liabilities as of October 31, 2014 totaled $80,947, comprised of accrued liabilities of professional fees ($18,851), amounts due to shareholder ($61,296) and royalties payable ($800).  We intend on settling our current accounts payable through shareholder loans which are without stated terms of repayment or interest. All shareholder loans are due on demand.  Our Company president has verbally agreed to fund our working capital needs for the next 12 months however we do not have such agreement in writing.  We are dependent upon shareholder loans to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Cash flows from operating activities:

Our cash flows used by operating activities were $ 12,242.  As of October 31, 2014, we have not received any amounts from Lumut for amounts owed as per the license agreement dated July 13, 2012 in the amount of $ 15,000 and as per the extension agreement dated December 9, 2013 in the amount of $ 25,000.  The decrease in accrued liabilities, net $ 5,000 was primarily as a result of settling our liabilities to our auditors for the audit of the July 31, 2014.

Cash flows from financing activities:

The Company will require approximately $ 33,500 during the next twelve months to fund its working capital needs as follows:

Audit and accounting	17,000
Professional fees	7,000
Filing fees	4,500
Miscellaneous	5,000

Total	$ 33,500

During the three month period ended October 31, 2014, we received a total of $ 12,200 in shareholder loans to settle audit and review fees and also fees paid for XBRL tagging services.

Results of Operations

For the three month period ended October 31, 2014, we did not generate any revenues.  Revenues derived from sub license agreements and extension agreements with Lumut have been realized effective July 31, 2014.

For the three month period ended October 31, 2013, we generated $ 12,000 in revenues from sub license fees recognized under the contract with Lumut.  The license fees received cover the period August 2013 to October 31, 2013.

For the three month period ended October 31, 2014 and 2013, our expenses totaled $ 8,374 and $ 10,272, respectively as follows:

	Three Month Periods Ended
	October 31,
	2014	2013
Professional fees	$ 7,200	$ 8,835
Amortization	1,132	1,132
Royalty fees	-	240
Other	42	65
Total	$ 8,374	$ 10,272

For the 2014 period, professional fees totalled $ 7,200 consisting of audit and review fees of $ 2,500, consulting fees for preparation of periodic reports for $ 4,000 ($ 4,000 per year end and $ 1,000 per quarter) and XBRL tagging fees of $ 700.  For the 2013 period, professional fees totaled $8,835 consisting of audit and review fees of $ 4,000, consulting fees for preparation of periodic reports for $ 4,135 and XBRL tagging fees of $ 700.  The decrease in audit review fees was as a result of accruing all amounts owed for the 2014 audit during the July 31, 2014 year end.  In 2013, these amounts were not due until subsequent to the year end.

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

As of October 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended October 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements.

*Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on September 30, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTRALINK ENERGY CORP.

Dated: November 25, 2014	By:	/s/ Maurice Sale
Maurice Sale
President and Director Principal Executive Officer Principal Financial Officer